Form 10-Q
period 1997-03-31
CONSTELLATION ENERGY CORP
filed 1997-05-14
CIK 1004440

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 1997
                    Commission file number: Not yet assigned



                        CONSTELLATION ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)



            Maryland and Virginia                 52-1964611
         (States of incorporation)    (IRS Employer Identification No.)



                    39 W. Lexington Street
                     Baltimore, Maryland               21201
           (Address of principal executive offices) (Zip Code)



                                  410-234-5685
              (Registrant's telephone number, including area code)



                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X        No


   Common Stock, without par value - no shares outstanding on April 30, 1997.

Part II.  OTHER INFORMATION
--------  -----------------


Item 5. Other Information
-------------------------

Status of Proposed Merger of Baltimore Gas & Electric  Company(BGE)  and Potomac
--------------------------------------------------------------------------------
Electric Power Company (Pepco) into Constellation Energy Corporation
--------------------------------------------------------------------

   As announced in September 1995, BGE and Pepco plan to merge into Constellation Energy Corporation as soon as all conditions to closing the merger are satisfied. These conditions include receipt of all necessary regulatory approvals. The status of these conditions is regularly disclosed in filings made by BGE and by Pepco under the Securities Exchange Act of 1934 (1934 Act).

   Constellation Energy Corporation was formed September 22, 1995 solely for use in the proposed merger. Currently its stock is owned 50% by BGE and 50% by Pepco. If the merger closes, BGE and Pepco will merge into Constellation Energy Corporation, BGE and Pepco will cease to exist, and Constellation Energy Corporation as the surviving company in the merger will carry on the businesses currently conducted by BGE and Pepco. Since the merger has not occurred, Constellation Energy Corporation has no assets or operations. Accordingly,
Constellation Energy Corporation has no financial statements. Pro forma financial information is information that combines BGE and Pepco data as if the merger had occurred. You can find pro forma information for Constellation Energy Corporation in the Registration Statement on Form S-4 (Registration No. 33-64799) or in BGE's or Pepco's Reports on Form 8-K dated April 7, 1997. BGE's and Pepco's filings under the 1934 Act from now until the merger closes will continue to include updated pro forma information.

   Constellation Energy Corporation filed several registration statements under the Securities Act of 1933 and will file others in the near future. These registration statements register stock needed for various Constellation Energy Corporation shareholder, employee, and executive plans and financing programs when the merger closes. No securities will be issued by Constellation Energy Corporation under those registration statements until the merger closes. As explained in the BGE and Pepco 1934 Act filings, one of the necessary regulatory approvals the Maryland Public Service Commission order contains unacceptable financial conditions. BGE and Pepco have requested reconsideration of that order. If the conditions are not remedied, the merger will not proceed. Should that occur, Constellation Energy Corporation will deregister all securities registered on the registration statements.


Other Information
-----------------
   Both BGE and Pepco file annual and quarterly reports with the Securities and Exchange Commission (SEC) under the 1934 Act. These are available at the SEC's public reference rooms in Washington, D.C. and New York, New York (call 1-800-SEC-0330 for more information); and at the SEC's web site at http://www.sec.gov. Also, BGE's reports are available at BGE's web site at http://www.bge.com and Pepco's reports can be accessed through Pepco's web site at http://www.pepco.com.

--------  -----------------------------


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
     (a)  Exhibit No. 2*       Registration Statement on Form S-4
                               of Constellation Energy Corporation,
                               as amended, which became effective
                               February 9, 1996, Registration
                                  No. 33-64799.

         *Incorporated by Reference.



     (b)  Reports on Form 8-K for the quarter ended March 31, 1997:

          None.







                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BALTIMORE GAS AND ELECTRIC COMPANY
                                                          (Registrant)


Date May 14, 1997                                        /s/D. A. Brune
                                                  D. A. Brune, Vice President
                                                 on behalf of the Registrant and
                                                  as Principal Financial Officer

                                  EXHIBIT INDEX
      Exhibit
       Number

        2*                Registration Statement on Form S-4 of
                          Constellation Energy Corporation, as
                         amended, which became effective
                     February 9, 1996, Registration No. 33-
                          64799.


       *Incorporated by Reference.