Form 10-Q/A
period 1997-03-31
CONSTELLATION ENERGY CORP
filed 1997-05-14
CIK 1004440

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q/A


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


   Constellation Energy Corporation filed several registration statements under the Securities Act of 1933 and will file others in the near future. These registration statements register securities needed for various Constellation Energy Corporation shareholder, employee, and executive plans and financing programs when the merger closes. No securities will be issued by Constellation Energy Corporation under those registration statements until the merger closes. As explained in the BGE and Pepco 1934 Act filings, one of the necessary regulatory approvals the Maryland Public Service Commission order contains unacceptable financial conditions. BGE and Pepco have requested reconsideration of that order. If the conditions are not remedied, the merger will not proceed. Should that occur, Constellation Energy Corporation will deregister all securities registered on the registration statements.



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




                                                CONSTELLATION ENERGY CORPORATION
                                                --------------------------------
                                                          (Registrant)



Date May 14, 1997                                        /s/D. A. Brune
     ------------                                        --------------
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