Form 10-Q
period 1997-06-30
CONSTELLATION ENERGY CORP
filed 1997-08-13
CIK 1004440

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 1997
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


Yes X No


Common Stock, without par value - no shares outstanding on July 31, 1997.

Part II.  OTHER INFORMATION
---------------------------

Item 5. Other Information
-------------------------

Status of Proposed Merger of Baltimore Gas and Electric Company (BGE) and
-------------------------------------------------------------------------
Potomac Electric Power Company (Pepco) into Constellation Energy Corporation
----------------------------------------------------------------------------

   As announced in September 1995, BGE and Pepco plan to merge into Constellation Energy Corporation as soon as all conditions to closing the merger are satisfied. These conditions include receipt of all necessary regulatory approvals. The status of these conditions is regularly disclosed in filings made by BGE and by Pepco under the Securities Exchange Act of 1934 (1934 Act).

   Constellation Energy Corporation was formed September 22, 1995 solely for use in the proposed merger. Currently its stock is owned 50% by BGE and 50% by Pepco. If the merger closes, BGE and Pepco will merge into Constellation Energy Corporation, BGE and Pepco will cease to exist, and Constellation Energy Corporation as the surviving company in the merger will carry on the businesses currently conducted by BGE and Pepco. Since the merger has not occurred, Constellation Energy Corporation has no assets or operations. Accordingly,
Constellation Energy Corporation has no financial statements. Pro forma financial information is information that combines BGE and Pepco data as if the merger had occurred. You can find pro forma information for Constellation Energy Corporation in various BGE and Pepco filings under the Securities Exchange Acts, including:

   o  a Registration  Statement on Form S-4  (Registration  No.  33-64799),
   o  BGE's or Pepco's  Reports on Form 8-K dated  April 7,  1997, and
   o BGE's or Pepco's Quarterly Reports on Form 10-Q beginning with the reports issued for the quarter ended March 31, 1997.

BGE's and Pepco's filings under the 1934 Act will continue to include updated pro forma information until the merger closes.

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

---------------------------------------


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit No. 2*       Registration Statement on Form S-4
                               of Constellation Energy Corporation,
                               as amended, which became effective
                               February 9, 1996, Registration
                               No. 33-64799.

          *Incorporated by Reference.



     (b)  Reports on Form 8-K for the quarter ended June 30, 1997:

          None.






                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CONSTELLATION ENERGY CORPORATION
                                                --------------------------------
                                                         (Registrant)


Date  August 13, 1997                                   /s/ D. A. Brune
      ---------------                                   ---------------
                                                   D. A. Brune, Vice President
                                                 on behalf of the Registrant and
                                                  as Principal Financial Officer

                                 EXHIBIT INDEX

      Exhibit
       Number
       ------

        2*                Registration Statement on Form S-4 of
                          Constellation Energy Corporation, as amended, which became effective February 9, 1996, Registration No. 33-64799.


   *Incorporated by Reference.