Form 10-Q
period 1997-09-30
CONSTELLATION ENERGY CORP
filed 1997-11-13
CIK 1004440

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q
                            ------------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


              For The Quarterly Period Ended September 30, 1997
                   Commission file number: Not yet assigned



                       CONSTELLATION ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)



               Maryland and Virginia              52-1964611
             -------------------------------------------------------
              (State of Incorporation)          (IRS Employer
                                              Identification No.)



         39 W. Lexington Street  Baltimore, Maryland           21201
         ----------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)



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


Yes   X        No


 Common Stock, without par value - no shares outstanding on October 31, 1997.

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

     As explained in the BGE and Pepco 1934 Act filings, we have received all necessary regulatory approvals for the merger. However two of the approvals, those from the Maryland and District of Columbia Public Service Commissions, contain unacceptable conditions. Accordingly, BGE and Pepco have requested reconsideration of the Maryland Public Service Commission order and plan to ask for reconsideration of the District of Columbia Public Service Commission order. If the conditions to these orders are not remedied, BGE and Pepco will not proceed with the merger.

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

     Constellation Energy Corporation filed several registration statements under the Securities Act of 1933 and may file others in the future. These registration statements register securities needed for various Constellation Energy Corporation shareholder, employee, and executive plans and financing programs when the merger closes. No securities will be issued by Constellation Energy Corporation under those registration statements until the merger closes. If BGE and Pepco do not proceed with the merger, Constellation Energy Corporation will deregister all securities registered on the registration statements.


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

---------------------------------------


Item 6.  Exhibits  and  Reports on Form 8-K
-------------------------------------------

       (a)   Exhibit No. 2*            Registration Statement on Form S-4 of
                                       Constellation Energy Corporation, as
                                       amended, which became effective
                                       February 9, 1996, Registration No.
                                       33-64799.
            *Incorporated by Reference.



       (b) Reports on Form 8-K for the quarter ended September 30, 1997:


             None.




                                   SIGNATURE
                               -------------------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CONSTELLATION ENERGY CORPORATION
                                    --------------------------------------------
                                                   (Registrant)


Date:    November 13, 1997                        /s/ D. A. Brune
         ------------------          -------------------------------------------
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