Form 10-K
period 1997-12-31
CONSTELLATION ENERGY CORP
filed 1998-03-27
CIK 1004440

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
                       ----------------------------------



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For The Fiscal Year Ended December 31, 1997
                 Commission file numbers 333-24855 and 333-24705


                        CONSTELLATION ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


           Maryland and Virginia                  52-1964611
      ---------------------------------------------------------------------
        (States of Incorporation)        (IRS Employer Identification No.)


          39 W. Lexington Street   Baltimore, Maryland    21201
 -------------------------------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)


                                  410-234-5685
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

                                 Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


                                 Not Applicable
              (Aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 1998)

   Common Stock, without par value - No shares outstanding on March 27, 1998.

Part I

Item 1. Business
----------------

     As announced in September 1995, Baltimore Gas and Electric Company (BGE) and Potomac Electric Power Company (Pepco) had agreed to merge into a new company, Constellation Energy Corporation, after all necessary regulatory approvals for the merger were received. In December 1997, BGE and Pepco mutually terminated the merger agreement. Information about the proposed merger and the termination of the merger agreement is discussed in filings made by BGE and Pepco under the Securities Exchange Act of 1934. Constellation Energy Corporation, successor to RH Acquisition Corp., was formed September 22, 1995. Constellation Energy Corporation has no assets, operations or financial statements.

Item 2. Properties
------------------

     None.

Item 3. Legal Proceedings
-------------------------

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not Applicable.


Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     There is no market for Constellation Energy Corporation's common stock.

Item 6. Selected Financial Data
-------------------------------

     None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

     Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     None.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

    The following are the directors and executive officers of Constellation Energy Corporation at the date of this report.

                                                                                   Other Offices or Positions
              Name                  Age                Present Office              Held During Past Five Years
              ----                  ---                --------------              ---------------------------

Charles W. Shivery                   52         Chairman of the Board and         President, Constellation
                                                  President                         Energy Solutions, Inc.,
                                                  (Since February 23, 1996)         President and Chief
                                                                                    Executive Officer, Constellation
                                                                                    Power Source, Inc., and Chairman
                                                                                    of the Board and Chief Executive
                                                                                    Officer, Constellation Energy
                                                                                    Source, Inc.
                                                                                  Vice President, Finance and
                                                                                    Accounting, Chief Financial
                                                                                    Officer and Secretary, BGE
                                                                                  Vice President and Treasurer,
                                                                                    Corporate Finance Group, BGE

David A. Brune                       57         Vice President and                Vice President, Finance and
                                                  Secretary                         Accounting, Chief Financial
                                                  (Since February 23, 1996)         Officer and Secretary, BGE
                                                                                  General Counsel, BGE

Thomas E. Ruszin, Jr.                43                                           Treasurer and Assistant
                                                  Treasurer                         Secretary, Manager-Finance,
                                                  (Since February 20, 1998)         BGE
                                                                                  Assistant Treasurer, BGE
                                                                                  Acting Manager-Finance, BGE
                                                                                  Director-Financial Management, BGE
                                                                                  Director-Financial Services, BGE


Item 11. Executive Compensation
-------------------------------

    Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

    Not Applicable.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

    Not Applicable.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

     1.  Financial Statements:
         None.

     2.  Financial Statement Schedules:
         None.

     3.  Exhibits required by Item 601 of Regulation S-K:
         None.

(b) Reports on Form 8-K:

                   Date Filed                           Items Reported
         --------------------------------     ----------------------------------
                December 23, 1997                     Item 5.  Other Events



                                   SIGNATURES
                          ----------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Constellation Energy Corporation, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                CONSTELLATION ENERGY CORPORATION
                                                --------------------------------
                                                           (Registrant)

Date:  March 27, 1998                                  /s/ David A. Brune
       --------------                           --------------------------------
                                                           David A. Brune
                                                           Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Constellation Energy Corporation, the Registrant, and in the capacities and on the dates indicated.

Principal executive officer and director:
By:  /s/   C. W. Shivery        Chairman of the Board,            March 27, 1998
     ------------------------   President, and Director
           C. W. Shivery

Principal financial and accounting officer and director:
By:  /s/   D. A. Brune          Vice President, Secretary,        March 27, 1998
    -------------------------   and Director
           D. A. Brune

Director:
By:  /s/   T. E. Ruszin, Jr.    Treasurer and Director            March 27, 1998
    -------------------------
           T. E. Ruszin, Jr.


Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material was sent to security holders during the fiscal year ended December 31, 1997.