Form 10-Q
period 1999-06-30
CONSTELLATION ENERGY GROUP INC
filed 1999-08-13
CIK 1004440

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                       ----------------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 1999

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


                                  410-783-5920
              (Registrants' telephone number, including area code)


                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.

Yes   X        No


Common  Stock,   without  par  value  -  149,556,416   shares   outstanding   of
Constellation Energy Group, Inc. on July 31, 1999.

                                                 Table of Contents



Part I. Financial Information                                                                           Page

Item 1.  Consolidated Financial Statements

         Constellation Energy Group, Inc. and Subsidiaries
              Consolidated Statements of Income......................................................   3
              Consolidated Statements of Comprehensive Income........................................   3
              Consolidated Balance Sheets............................................................   4
              Consolidated Statements of Cash Flows..................................................   6

         Baltimore Gas and Electric Company and Subsidiaries
              Consolidated Statements of Income......................................................   7
              Consolidated Statements of Comprehensive Income........................................   7
              Consolidated Balance Sheets............................................................   8
              Consolidated Statements of Cash Flows..................................................  10

         Notes to Consolidated Financial Statements..................................................  11

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations
              Introduction...........................................................................  17
              Results of Operations..................................................................  18
              Financial Condition....................................................................  28
              Capital Resources......................................................................  29
              Other Matters..........................................................................  31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................  34

Part II. Other Information

Item 1.  Legal Proceedings...........................................................................  35

Item 2.  Changes in Securities and Use of Proceeds...................................................  35

Item 4.  Submission of Matters to a Vote of Security Holders.........................................  37

Item 5.  Other Information...........................................................................  38

Item 6.  Exhibits and Reports on Form 8-K............................................................  38

Signatures...........................................................................................  39

Exhibit Index........................................................................................  40

Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges...................  41

Baltimore Gas and Electric Company Computation of Ratio of Earnings to
    Fixed Charges and Computation of Ratio of Earnings to Combined Fixed
    Charges and Preferred and Preference Dividend Requirements.......................................  42


CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                                  1999           1998             1999           1998
                                                                ----------     ----------      -----------     ----------
                                                                        (In Millions, Except Per-Share Amounts)
Revenues
  Electric                                                    $     533.0    $     525.2     $    1,046.0    $   1,024.3
  Gas                                                                79.9           82.0            272.7          262.6
  Diversified businesses                                            207.1          160.4            433.6          346.8
                                                                ----------     ----------      -----------     ----------
  Total revenues                                                    820.0          767.6          1,752.3        1,633.7
                                                                ----------     ----------      -----------     ----------

Expenses Other Than Fixed Charges and Income Taxes
  Electric fuel and purchased energy                                120.0          115.6            241.2          242.1
  Gas purchased for resale                                           33.0           32.2            135.1          130.4
  Operations                                                        135.2          139.7            270.5          265.8
  Maintenance                                                        53.6           57.9            102.4           92.1
  Diversified businesses - selling, general, and administrative     171.7          126.8            348.0          270.9
  Depreciation and amortization                                      90.8           89.6            181.1          186.1
  Taxes other than income taxes                                      51.8           49.6            112.1          106.6
                                                                ----------     ----------      -----------     ----------

  Total expenses other than fixed charges and income taxes          656.1          611.4          1,390.4        1,294.0
                                                                ----------     ----------      -----------     ----------
Income From Operations                                              163.9          156.2            361.9          339.7

Other Income                                                          5.2            0.9              4.5            2.8
                                                                ----------     ----------      -----------     ----------
Income Before Fixed Charges and Income Taxes                        169.1          157.1            366.4          342.5
                                                                ----------     ----------      -----------     ----------

Fixed Charges
  Interest expense (net)                                             58.2           58.9            119.3          118.5
  BGE preference stock dividends                                      3.4            5.8              6.9           11.6
                                                                ----------     ----------      -----------     ----------
  Total fixed charges                                                61.6           64.7            126.2          130.1
                                                                ----------     ----------      -----------     ----------
Income Before Income Taxes                                          107.5           92.4            240.2          212.4
                                                                ----------     ----------      -----------     ----------

Income Taxes
  Current                                                            26.4           30.7             75.9           88.1
  Deferred                                                           15.3            6.1             17.8           (3.9)
  Investment tax credit adjustments                                  (2.2)          (1.8)            (4.3)          (3.6)
                                                                ----------     ----------      -----------     ----------
  Total income taxes                                                 39.5           35.0             89.4           80.6
                                                                ----------     ----------      -----------     ----------

Net Income                                                    $      68.0    $      57.4     $      150.8    $     131.8
                                                                ==========     ==========      ===========     ==========

Earnings Applicable to Common Stock                           $      68.0    $      57.4     $      150.8    $     131.8
                                                                ==========     ==========      ===========     ==========


Average Shares of Common Stock Outstanding                          149.6          148.3            149.6          148.1

Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution                    $0.45          $0.39            $1.01          $0.89

Dividends Declared Per Common Share                                 $0.42          $0.42            $0.84          $0.83

Consolidated Statements of Comprehensive Income (Unaudited)

Net Income                                                    $      68.0    $      57.4     $      150.8    $     131.8
Other comprehensive loss, net of taxes                               (8.3)          (1.0)           (11.5)          (0.1)
                                                                ----------     ----------      -----------     ----------
Comprehensive Income                                          $      59.7    $      56.4     $      139.3    $     131.7
                                                                ==========     ==========      ===========     ==========


See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                                       June 30,           December 31,
                                                                         1999*                1998
                                                                     --------------       --------------

                                                                                (In Millions)


  ASSETS
  Current Assets
    Cash and cash equivalents                                      $         103.4      $         173.7
    Accounts receivable (net of allowance for uncollectibles
          of $21.5 and $20.3 respectively)                                   482.1                401.8
    Trading securities                                                       109.4                119.7
    Fuel stocks                                                               69.1                 85.4
    Materials and supplies                                                   149.5                145.1
    Prepaid taxes other than income taxes                                      3.5                 68.8
    Assets from energy trading activities                                    317.8                160.2
    Other                                                                     57.0                 21.4
                                                                     --------------       --------------

    Total current assets                                                   1,291.8              1,176.1
                                                                     --------------       --------------

  Investments and Other Assets
    Real estate projects and investments                                     319.2                353.9
    Power projects                                                           669.5                656.8
    Financial investments                                                    172.6                198.0
    Nuclear decommissioning trust fund                                       199.2                181.4
    Net pension asset                                                         96.6                108.0
    Other                                                                    262.1                243.3
                                                                     --------------       --------------

    Total investments and other assets                                     1,719.2              1,741.4
                                                                     --------------       --------------

  Utility Plant
    Plant in service
      Electric                                                             6,988.2              6,890.3
      Gas                                                                    945.8                921.3
      Common                                                                 561.9                552.8
                                                                     --------------       --------------

      Total plant in service                                               8,495.9              8,364.4
    Accumulated depreciation                                              (3,193.5)            (3,087.5)
                                                                     --------------       --------------

    Net plant in service                                                   5,302.4              5,276.9
    Construction work in progress                                            200.5                223.0
    Nuclear fuel (net of amortization)                                       129.2                132.5
    Plant held for future use                                                 13.0                 24.3
                                                                     --------------       --------------

    Net utility plant                                                      5,645.1              5,656.7
                                                                     --------------       --------------

  Deferred Charges
    Regulatory assets (net)                                                  519.8                565.7
    Other                                                                     58.2                 55.1
                                                                     --------------       --------------

    Total deferred charges                                                   578.0                620.8
                                                                     --------------       --------------


  TOTAL ASSETS                                                     $       9,234.1      $       9,195.0
                                                                     ==============       ==============


* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                                       June 30,           December 31,
                                                                         1999*                1998
                                                                     --------------       --------------

                                                                                (In Millions)


  LIABILITIES AND CAPITALIZATION
  Current Liabilities
    Short-term borrowings                                          $         109.3      $             -
    Current portions of long-term debt and preference stock                  474.3                541.7
    Accounts payable                                                         317.4                249.6
    Customer deposits                                                         38.3                 35.5
    Accrued taxes                                                              3.0                  6.5
    Accrued interest                                                          55.9                 58.6
    Dividends declared                                                        66.3                 66.1
    Accrued vacation costs                                                    36.3                 34.7
    Liabilities from energy trading activities                               180.0                126.2
    Other                                                                     35.1                 45.3
                                                                     --------------       --------------

    Total current liabilities                                              1,315.9              1,164.2
                                                                     --------------       --------------

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                  1,314.3              1,309.1
    Postretirement and postemployment benefits                               231.9                217.0
    Deferred investment tax credits                                          113.7                118.0
    Decommissioning of federal uranium enrichment facilities                  30.8                 30.8
    Other                                                                     69.4                 56.3
                                                                     --------------       --------------

    Total deferred credits and other liabilities                           1,760.1              1,731.2
                                                                     --------------       --------------

  Long-term Debt
    BGE first refunding mortgage bonds                                     1,429.2              1,554.2
    BGE other long-term debt                                               1,000.8              1,000.8
    BGE obligated mandatorily redeemable
         trust preferred securities                                          250.0                250.0
    Diversified businesses long-term debt                                    762.6                870.2
    Unamortized discount and premium                                         (11.6)               (12.4)
    Current portion of long-term debt                                       (467.3)              (534.7)
                                                                     --------------       --------------

    Total long-term debt                                                   2,963.7              3,128.1
                                                                     --------------       --------------

  BGE Redeemable Preference Stock                                              7.0                  7.0
    Current portion of BGE redeemable preference stock                        (7.0)                (7.0)
                                                                     --------------       --------------

    Total BGE redeemable preference stock                                        -                    -
                                                                     --------------       --------------

  BGE Preference Stock Not Subject to Mandatory Redemption                   190.0                190.0
                                                                     --------------       --------------

  Common Shareholders' Equity
    Common stock                                                           1,494.3              1,485.1
    Retained earnings                                                      1,515.5              1,490.3
    Accumulated other comprehensive income (loss)                             (5.4)                 6.1
                                                                     --------------       --------------

    Total common shareholders' equity                                      3,004.4              2,981.5
                                                                     --------------       --------------

    Total capitalization                                                   6,158.1              6,299.6
                                                                     --------------       --------------


  TOTAL LIABILITIES AND CAPITALIZATION                             $       9,234.1      $       9,195.0
                                                                     ==============       ==============

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

                                                                          Six Months Ended June 30,
                                                                       --------------------------------
                                                                           1999               1998
                                                                       -------------       ------------
                                                                                (In Millions)
Cash Flows From Operating Activities
  Net income                                                         $        150.8      $       131.8
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                             208.4              209.0
    Deferred income taxes                                                      17.8               (3.9)
    Investment tax credit adjustments                                          (4.3)              (3.6)
    Deferred fuel costs                                                         7.1               20.4
    Accrued pension and postemployment benefits                                28.7               10.6
    Equity in earnings of affiliates and joint ventures (net)                  26.2              (11.9)
    Changes in assets from energy trading activities                         (157.6)            (341.9)
    Changes in liabilities from energy trading activities                      53.8              324.5
    Changes in other current assets                                           (24.4)             104.9
    Changes in other current liabilities                                       68.4              (18.2)
    Other                                                                      (4.7)             (18.3)
                                                                       -------------       ------------
  Net cash provided by operating activities                                   370.2              403.4
                                                                       -------------       ------------

Cash Flows From Investing Activities
  Utility capital expenditures                                               (182.3)            (169.9)
  Contributions to nuclear decommissioning trust fund                          (8.8)              (8.8)
  Purchases of marketable equity securities                                   (12.4)             (16.5)
  Sales of marketable equity securities                                         9.8               18.7
  Other financial investments                                                   8.5               13.6
  Real estate projects and investments                                         40.7               26.9
  Power projects                                                              (31.8)             (82.1)
  Other                                                                       (19.2)             (31.2)
                                                                       -------------       ------------
  Net cash used in investing activities                                      (195.5)            (249.3)
                                                                       -------------       ------------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                   1,029.3            1,476.1
    Long-term debt                                                            127.5              391.4
    Common stock                                                                9.6               12.6
  Repayments of short-term borrowings                                        (920.0)          (1,719.7)
  Reacquisition of long-term debt                                            (360.5)             (59.1)
  Redemption of preference stock                                                  -               (3.0)
  Common stock dividends paid                                                (125.5)            (121.2)
  Other                                                                        (5.4)               8.7
                                                                       -------------       ------------
  Net cash used in financing activities                                      (245.0)             (14.2)
                                                                       -------------       ------------


Net (Decrease) Increase in Cash and Cash Equivalents                          (70.3)             139.9
Cash and Cash Equivalents at Beginning of Period                              173.7              162.6
                                                                       -------------       ------------
Cash and Cash Equivalents at End of Period                           $        103.4      $       302.5
                                                                       =============       ============

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                       $        120.4      $       114.7
    Income taxes paid                                                $        101.0      $        89.9






See Notes to  Consolidated  Financial  Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item 1.  Financial Statements

Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                                  1999           1998             1999           1998
                                                                ----------     ----------      -----------     ----------
                                                                        (In Millions, Except Per-Share Amounts)
Revenues
  Electric                                                    $     533.1    $     525.2     $    1,046.1    $   1,024.3
  Gas                                                                81.6           82.0            274.4          262.6
  Diversified businesses                                             54.5          160.4            281.0          346.8
                                                                ----------     ----------      -----------     ----------
  Total revenues                                                    669.2          767.6          1,601.5        1,633.7
                                                                ----------     ----------      -----------     ----------

Expenses Other Than Interest and Income Taxes
  Electric fuel and purchased energy                                124.2          115.6            245.4          242.1
  Gas purchased for resale                                           33.0           32.2            135.1          130.4
  Operations                                                        134.9          139.7            270.2          265.8
  Maintenance                                                        52.9           57.9            101.8           92.1
  Diversified businesses - selling, general, and administrative      43.9          126.8            220.2          270.9
  Depreciation and amortization                                      88.3           89.6            178.5          186.1
  Taxes other than income taxes                                      51.1           49.6            111.4          106.6
                                                                ----------     ----------      -----------     ----------
  Total expenses other than interest and income taxes               528.3          611.4          1,262.6        1,294.0
                                                                ----------     ----------      -----------     ----------
Income From Operations                                              140.9          156.2            338.9          339.7
                                                                ----------     ----------      -----------     ----------

Other Income
  Allowance for equity funds used during construction                 2.0            1.6              3.7            3.2
  Equity in earnings of Safe Harbor Water Power Corporation           1.3            1.2              2.6            2.5
  Net other income and (deductions)                                   0.7           (1.9)            (3.0)          (2.9)
                                                                ----------     ----------      -----------     ----------
  Total other income                                                  4.0            0.9              3.3            2.8
                                                                ----------     ----------      -----------     ----------
Income Before Interest and Income Taxes                             144.9          157.1            342.2          342.5
                                                                ----------     ----------      -----------     ----------

Interest Expense
  Interest charges                                                   51.8           60.4            114.1          122.2
  Capitalized interest                                               (0.1)          (0.6)            (0.4)          (2.0)
  Allowance for borrowed funds used during construction              (1.1)          (0.9)            (2.0)          (1.7)
                                                                ----------     ----------      -----------     ----------
  Net interest expense                                               50.6           58.9            111.7          118.5
                                                                ----------     ----------      -----------     ----------
Income Before Income Taxes                                           94.3           98.2            230.5          224.0
                                                                ----------     ----------      -----------     ----------

Income Taxes
  Current                                                            39.0           30.7             88.6           88.1
  Deferred                                                           (3.8)           6.1             (1.3)          (3.9)
  Investment tax credit adjustments                                  (2.1)          (1.8)            (4.3)          (3.6)
                                                                ----------     ----------      -----------     ----------
  Total income taxes                                                 33.1           35.0             83.0           80.6
                                                                ----------     ----------      -----------     ----------

Net Income                                                           61.2           63.2            147.5          143.4
Preference Stock Dividends                                            3.4            5.8              6.9           11.6
                                                                ----------     ----------      -----------     ----------
Earnings Applicable to Common Stock                           $      57.8    $      57.4     $      140.6    $     131.8
                                                                ==========     ==========      ===========     ==========








Consolidated Statements of Comprehensive Income (Unaudited)

Net Income                                                    $      61.2    $      63.2     $      147.5    $     143.4
Other comprehensive loss, net of taxes                               (0.2)          (1.0)            (3.4)          (0.1)
                                                                ----------     ----------      -----------     ----------
Comprehensive Income                                          $      61.0    $      62.2     $      144.1    $     143.3
                                                                ==========     ==========      ===========     ==========


See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                                       June 30,           December 31,
                                                                         1999*                1998
                                                                     --------------       --------------

                                                                                (In Millions)


  ASSETS
  Current Assets
    Cash and cash equivalents                                      $          13.4      $         173.7
    Accounts receivable (net of allowance for uncollectibles
          of $13.0 and $20.3 respectively)                                   304.0                401.8
    Trading securities                                                           -                119.7
    Fuel stocks                                                               69.1                 85.4
    Materials and supplies                                                   141.1                145.1
    Prepaid taxes other than income taxes                                      3.5                 68.8
    Assets from energy trading activities                                        -                160.2
    Other                                                                     33.1                 21.4
                                                                     --------------       --------------

    Total current assets                                                     564.2              1,176.1
                                                                     --------------       --------------

  Investments and Other Assets
    Real estate projects and investments                                         -                353.9
    Power projects                                                               -                656.8
    Financial investments                                                        -                198.0
    Nuclear decommissioning trust fund                                       199.2                181.4
    Net pension asset                                                         96.6                108.0
    Safe Harbor Water Power Corporation                                       34.5                 34.4
    Senior living facilities                                                     -                 93.5
    Other                                                                     56.3                115.4
                                                                     --------------       --------------

    Total investments and other assets                                       386.6              1,741.4
                                                                     --------------       --------------

  Utility Plant
    Plant in service
      Electric                                                             6,988.2              6,890.3
      Gas                                                                    945.8                921.3
      Common                                                                 561.9                552.8
                                                                     --------------       --------------

      Total plant in service                                               8,495.9              8,364.4
    Accumulated depreciation                                              (3,193.5)            (3,087.5)
                                                                     --------------       --------------

    Net plant in service                                                   5,302.4              5,276.9
    Construction work in progress                                            200.5                223.0
    Nuclear fuel (net of amortization)                                       129.2                132.5
    Plant held for future use                                                 13.0                 24.3
                                                                     --------------       --------------

    Net utility plant                                                      5,645.1              5,656.7
                                                                     --------------       --------------

  Deferred Charges
    Regulatory assets (net)                                                  519.8                565.7
    Other                                                                     49.2                 55.1
                                                                     --------------       --------------

    Total deferred charges                                                   569.0                620.8
                                                                     --------------       --------------


  TOTAL ASSETS                                                     $       7,164.9      $       9,195.0
                                                                     ==============       ==============


* Unaudited

See Notes to Consolidated Financial Statements.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                                       June 30,           December 31,
                                                                         1999*                1998
                                                                     --------------       --------------

                                                                                (In Millions)


  LIABILITIES AND CAPITALIZATION
  Current Liabilities
    Short-term borrowings                                          $         109.3      $             -
    Current portions of long-term debt and preference stock                  197.4                541.7
    Accounts payable                                                         188.3                249.6
    Customer deposits                                                         38.3                 35.5
    Accrued taxes                                                              2.0                  6.5
    Accrued interest                                                          49.0                 58.6
    Dividends declared                                                         3.4                 66.1
    Accrued vacation costs                                                    36.4                 34.7
    Liabilities from energy trading activities                                   -                126.2
    Other                                                                     18.6                 45.3
                                                                     --------------       --------------

    Total current liabilities                                                642.7              1,164.2
                                                                     --------------       --------------

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                  1,059.9              1,309.1
    Postretirement and postemployment benefits                               223.7                217.0
    Deferred investment tax credits                                          113.7                118.0
    Decommissioning of federal uranium enrichment facilities                  30.8                 30.8
    Other                                                                     18.9                 56.3
                                                                     --------------       --------------

    Total deferred credits and other liabilities                           1,447.0              1,731.2
                                                                     --------------       --------------


  Long-term Debt
    First refunding mortgage bonds of BGE                                  1,429.2              1,554.2
    Other long-term debt of BGE                                            1,000.8              1,000.8
    Company obligated mandatorily redeemable
         trust preferred securities                                          250.0                250.0
    Long-term debt of diversified businesses                                  33.1                870.2
    Unamortized discount and premium                                         (11.6)               (12.4)
    Current portion of long-term debt                                       (190.4)              (534.7)
                                                                     --------------       --------------

    Total long-term debt                                                   2,511.1              3,128.1
                                                                     --------------       --------------

  Redeemable Preference Stock                                                  7.0                  7.0
    Current portion of redeemable preference stock                            (7.0)                (7.0)
                                                                     --------------       --------------

    Total redeemable preference stock                                            -                    -
                                                                     --------------       --------------

  Preference Stock Not Subject to Mandatory Redemption                       190.0                190.0
                                                                     --------------       --------------

  Common Shareholder's Equity
    Common stock                                                           1,494.3              1,485.1
    Retained earnings                                                        879.8              1,490.3
    Accumulated other comprehensive income                                       -                  6.1
                                                                     --------------       --------------

    Total common shareholder's equity                                      2,374.1              2,981.5
                                                                     --------------       --------------

    Total capitalization                                                   5,075.2              6,299.6
                                                                     --------------       --------------


  TOTAL LIABILITIES AND CAPITALIZATION                             $       7,164.9      $       9,195.0
                                                                     ==============       ==============

* Unaudited

See Notes to Consolidated Financial Statements.

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

                                                                        Six Months Ended June 30,
                                                                      -------------------------------
                                                                         1999               1998
                                                                      ------------       ------------
                                                                               (In Millions)
Cash Flows From Operating Activities
  Net income                                                        $       147.5      $       143.4
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                           204.4              209.0
    Deferred income taxes                                                    (1.3)              (3.9)
    Investment tax credit adjustments                                        (4.3)              (3.6)
    Deferred fuel costs                                                       7.1               20.4
    Accrued pension and postemployment benefits                              28.6               10.6
    Allowance for equity funds used during construction                      (3.7)              (3.2)
    Equity in earnings of affiliates and joint ventures (net)                29.1              (11.9)
    Changes in assets from energy trading activities                       (120.1)            (341.9)
    Changes in liabilities from energy trading activities                    76.3              324.5
    Changes in other current assets                                          65.4              104.9
    Changes in other current liabilities                                    (14.1)             (18.2)
    Other                                                                    (0.6)             (15.1)
                                                                      ------------       ------------
  Net cash provided by operating activities                                 414.3              415.0
                                                                      ------------       ------------

Cash Flows From Investing Activities
  Utility construction expenditures (including AFC)                        (166.8)            (143.8)
  Allowance for equity funds used during construction                         3.7                3.2
  Nuclear fuel expenditures                                                 (18.5)             (18.5)
  Deferred energy conservation expenditures                                  (0.7)             (10.8)
  Contributions to nuclear decommissioning trust fund                        (8.8)              (8.8)
  Purchases of marketable equity securities                                  (9.2)             (16.5)
  Sales of marketable equity securities                                       6.0               18.7
  Other financial investments                                                 6.7               13.6
  Real estate projects and investments                                       22.0               26.9
  Power projects                                                            (17.9)             (82.1)
  Other                                                                     (12.4)             (31.2)
                                                                      ------------       ------------
  Net cash used in investing activities                                    (195.9)            (249.3)
                                                                      ------------       ------------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                 1,029.3            1,476.1
    Long-term debt                                                          107.6              391.4
    Common stock                                                              9.6               12.6
  Repayments of short-term borrowings                                      (920.0)          (1,719.7)
  Reacquisition of long-term debt                                          (343.9)             (59.1)
  Redemption of preference stock                                                -               (3.0)
  Common stock dividends paid                                              (125.5)            (121.2)
  Preference stock dividends paid                                            (6.9)             (11.6)
  Distribution of cash to Constellation Energy                             (128.2)                 -
  Other                                                                      (0.7)               8.7
                                                                      ------------       ------------
  Net cash used in financing activities                                    (378.7)             (25.8)
                                                                      ------------       ------------

Net (Decrease) Increase in Cash and Cash Equivalents                       (160.3)             139.9
Cash and Cash Equivalents at Beginning of Period                            173.7              162.6
                                                                      ------------       ------------
Cash and Cash Equivalents at End of Period                          $        13.4      $       302.5
                                                                      ============       ============

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                      $       107.4      $       114.7
    Income taxes paid                                               $        99.3      $        89.9


See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

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

Holding Company Formation
-------------------------
    On April 30, 1999, Constellation Energy Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE) and BGE's former subsidiary Constellation Enterprises, Inc. BGE's outstanding common stock automatically became shares of common stock of Constellation Energy. BGE's debt securities, BGE obligated mandatorily redeemable trust preferred securities, and preference stock remain securities of BGE.

Basis of Presentation
---------------------
    This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. The consolidated financial statements of Constellation Energy include the accounts of Constellation Energy, BGE and its subsidiaries, and Constellation Enterprises, Inc. and its subsidiaries. The consolidated financial statements of BGE include the accounts of BGE, District Chilled Water General Partnership (ComfortLink), and BGE Capital Trust I. As Constellation Enterprises and its subsidiaries were subsidiaries of BGE prior to April 30, 1999, they are included in the consolidated financial statements of BGE through that date.

    References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. Reference in this report to the "utility business" is to BGE.

Information by Operating Segment
--------------------------------


                                                        Energy        Other        Unallocated
                           Electric        Gas         Services    Diversified      Corporate
                           Business     Business      Businesses    Businesses      Items (a)     Eliminations   Consolidated
                          ------------ ------------ ------------- --------------- -------------- ------------- ---------------

For the three months ended June 30,                                           (in millions)

1999
Unaffiliated revenues       $  533.0     $  79.9     $  181.2       $  25.9          $     -        $    -       $   820.0
Intersegment revenues            0.1         2.4         11.7             -                -         (14.2)             -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues                 533.1        82.3        192.9          25.9                -         (14.2)          820.0
Net income (loss)               54.7         0.6         18.9          (5.1)            (0.8)         (0.3)           68.0
Segment assets               6,246.1       877.3      1,460.8         763.0            (19.0)        (94.1)        9,234.1

1998


Unaffiliated revenues       $  525.2     $  82.0     $  118.6       $  41.8          $     -         $   -        $  767.6
Intersegment revenues            0.1          -           0.4           0.1                -          (0.6)             -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues                 525.3        82.0        119.0          41.9                -          (0.6)          767.6
Net income (loss)               48.0         1.7          8.5          (0.5)               -          (0.3)           57.4
Segment assets               6,416.4       892.2      1,168.7         880.9            (28.3)         (8.5)        9,321.4


                                                        Energy        Other        Unallocated
                           Electric        Gas         Services    Diversified      Corporate
                           Business     Business      Businesses    Businesses      Items (a)     Eliminations   Consolidated
                          ------------ ------------ ------------- --------------- -------------- ------------- ---------------


For the six months ended June 30,                                           (in millions)

1999
Unaffiliated revenues       $1,046.0      $272.7     $  358.7       $  74.9          $     -         $   -        $1,752.3
Intersegment revenues            0.5         4.5         12.3          (0.3)               -         (17.0)             -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues               1,046.5       277.2        371.0          74.6                -         (17.0)        1,752.3
Net income (loss)              101.1        22.2         35.0          (6.7)            (0.8)            -           150.8
Segment assets               6,246.1       877.3      1,460.8         763.0            (19.0)        (94.1)        9,234.1

1998

Unaffiliated revenues       $1,024.3      $262.6     $  234.9        $111.9           $    -         $   -        $1,633.7
Intersegment revenues            0.1          -           0.5           0.3                -          (0.9)             -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues               1,024.4       262.6        235.4         112.2                -          (0.9)        1,633.7
Net income                      93.4        17.4         18.5           2.5                -             -           131.8
Segment assets               6,416.4       892.2      1,168.7         880.9            (28.3)         (8.5)        9,321.4



(a) A holding company for our diversified businesses does not allocate the items presented in the table to our Energy Services and Other Diversified businesses.


Financing Activity
------------------

Constellation Energy
 --------------------
     As discussed on page 11, effective April 30, 1999, BGE's outstanding common stock automatically became shares of common stock of Constellation Energy. During the period from January 1, 1999 through the date of this report, we issued a total of 310,775 shares of common stock, without par value, under the Shareholder Investment Plan. Net proceeds were about $9.6 million.


    In June 1999, Constellation Energy arranged a $135 million revolving credit agreement for short-term financial needs, including letters of credit. This facility replaced a similar facility at one of Constellation Energy's diversified businesses.

BGE
---
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

Diversified Businesses
----------------------
     Please refer to the "Capital Requirements of our Diversified Businesses" section of Management's Discussion and Analysis on page 30 for information about the debt of our diversified businesses.

Commitments
-----------
    In 1998, Constellation Power Source, Inc., our power marketing and trading business, and Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., formed Orion Power Holdings, Inc. to acquire electric generating plants in the United States and Canada. Constellation Power Source owns a minority interest in Orion, and has committed to contribute up to $175 million in equity to fund its investment in Orion. To date, Constellation Power Source has funded $101 million of this commitment.

Environmental Matters
---------------------
    The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations - Title IV and Title I.

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

    Title I addresses NOx emissions.  The Maryland Department of the Environment
(MDE) issued NOx regulations effective June 1, 1998. The MDE regulations require major NOx sources to reduce NOx emissions up to 65% by May 1999. On February 9, 1999, the Baltimore City Circuit Court ordered the MDE to issue a new compliance date to meet their 65% emissions reduction regulations. On July 16, 1999, the MDE issued a new compliance date of May 1, 2000 for their NOx regulations. We are currently negotiating with the MDE to settle issues regarding the May 1, 2000 compliance date. In the meantime, we are taking steps to control NOx emissions at our generating plants.

    The Environmental Protection Agency (EPA) issued a final rule in September 1998 that requires the reduction of NOx emissions up to 85% by 22 states (including Maryland and Pennsylvania). The 22 states must submit plans to the EPA by September 1999 showing how they will meet its new NOx emissions reduction requirements. This rule was appealed by several groups including utilities and states. On May 25, 1999, a federal appeals court postponed the September 1999 deadline. A final decision on the appeal is expected in early 2000.

    Based on the MDE and EPA regulations, we currently estimate that the additional controls needed at our generating plants to meet the 65% NOx emission reduction requirements will cost approximately $135 million. Through the date of this report, we have spent approximately $35 million to meet the 65% reduction requirements. We cannot estimate the cost for the 85% reduction requirements at this time, however, these costs could be material.

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

    We can, however, estimate that our current 15.42% share of the reasonably possible cleanup costs at one of these sites, Metal Bank of America (a metal reclaimer in Philadelphia), could be as much as $4.9 million higher than amounts we have recorded as a liability on our Consolidated Balance Sheets. This estimate is based on a Record of Decision issued by the EPA.

    On July 12, 1999, the EPA notified us, along with nineteen other entities, that we may be a potentially responsible party at the 68th Street Dump Site, also known as the Robb Tyler Dump. The EPA indicated that it is proceeding with plans to conduct a remedial investigation and feasibility study. This site was proposed for listing on the federal Superfund list in January 1999, but the list has not been finalized. Our records do not show that we sent waste to the site. Although our potential liability cannot be estimated, we do not expect such liability to be material based on our records showing that we did not send waste to the site. We discuss this site further in BGE's 1998 Annual Report on Form 10-K.

    We do not expect the cleanup costs of the remaining sites to have a material effect on our financial position or results of operations.

    Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the MDE that requires us to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. We submitted the required remedial action plans and they were approved by MDE. Based on the remedial action plans, the costs we consider to be probable to remedy the contamination are estimated to total $47 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts recovered from insurance companies, as a regulatory asset. We discuss this further in Note 4 of BGE's 1998 Annual Report on Form 10-K. Through the date of this report, we have spent approximately $33 million for remediation at this site.

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

Insurance for Calvert Cliffs and Third Party Claims
---------------------------------------------------
    For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from an industry mutual insurance company. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 12 weeks, we have insurance coverage for replacement power costs up to $490.0 million per unit, provided by an industry mutual insurance company. This amount can be reduced by up to $98.0 million per unit if an outage at both units of the plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual insurance company, all policyholders could be assessed, with our share being up to $21.7 million.

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

    BGE's electric fuel rate clause will be discontinued when electric generation is deregulated and, therefore, earnings will be affected by the changes in the cost of fuel and energy. We discuss competition and its impact on BGE's generation business further in the "Competition and Response to Regulatory Change" section of Management's Discussion and Analysis on page 20.


California Power Purchase Agreements
------------------------------------
    Constellation Power, Inc. and subsidiaries and Constellation Investments, Inc. (whose power projects are managed by Constellation Power) have $304.3 million invested in 15 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $5.9 million, or $.04 per share, for the quarter ended June 30, 1999 and $13.9 million, or $.09 per share for the six months ended June 30, 1999.

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

    Our power projects business is pursuing alternatives for some of these power generation projects including:

      o  repowering the projects to reduce operating costs,
      o  changing fuels to reduce operating costs,
      o  renegotiating the power purchase agreements to improve the terms,
      o  restructuring financing to improve existing terms, and
      o  selling its ownership interests in the projects.

    At the date of this report, ten projects had already transitioned to variable rates. The remaining five projects that make the highest revenues will transition between September 1999 and December 2000. The projects which transition in 1999 contributed $1.3 million, or $.01 per share to the quarter ended June 30, 1999 earnings and $3.4 million, or $.02 per share for the six months ended June 30, 1999 earnings, while those changing over in 2000 contributed $4.6 million, or $.03 per share to the quarter ended June 30, 1999 earnings and $10.5 million, or $.07 per share for the six months ended June 30, 1999 earnings. We expect earnings to ultimately decrease by similar amounts as these projects transition.

Constellation Real Estate
-------------------------
    In August 1999, our senior-living facilities business announced that it has entered into an agreement to sell all but one of its senior-living facilities to Sunrise Assisted Living, Inc. Under the terms of the agreement, Sunrise will acquire twelve of our existing senior-living facilities, three facilities under construction, and several sites under development for $72.2 million in cash and $16.0 million in debt assumption. The sale is scheduled to close in the third quarter of 1999, provided that certain conditions have been fulfilled. We expect the sale to result in a write-down of approximately $4.0 million after-tax, or $.03 per share.

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

    Our energy services businesses are:

      o Constellation Power Source,(TM) Inc. -- our wholesale power marketing and trading business,
      o Constellation Power, Inc.,(TM) and Subsidiaries -- our power projects business,
      o Constellation Energy Source,(TM) Inc. -- our energy products and services business,
      o BGE Home Products & Services,(TM) Inc. and Subsidiaries -- our home products, commercial building systems, and residential and small commercial gas retail marketing business, and
      o District Chilled Water General Partnership (ComfortLink(R)) -- a general partnership in which BGE is a partner that provides cooling services for commercial customers in Baltimore.

    Constellation Enterprises, Inc. also has two other subsidiaries:

      o  Constellation   Investments,(TM)  Inc.  --  our  financial  investments
         business, and
      o Constellation Real Estate Group,(TM) Inc. -- our real estate and senior-living facilities business.

    This  Quarterly  Report on Form 10-Q is a combined  report of  Constellation
Energy and BGE. As of April 30, 1999, the consolidated financial statements of Constellation Energy include the accounts of Constellation Energy, BGE and its subsidiaries, and Constellation Enterprises, Inc. and its subsidiaries. The consolidated financial statements of BGE include the accounts of BGE, ComfortLink, and BGE Capital Trust I.

    References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. Reference in this report to the "utility business" is to BGE.

    The electric utility industry is undergoing rapid and substantial change. On April 8, 1999, legislation authorizing customer choice and competition among electric suppliers in Maryland was enacted. In addition, on June 29, 1999, BGE and a majority of the active parties involved in the electric restructuring proceeding filed a proposed settlement agreement with the Maryland Public Service Commission (Maryland PSC) that addresses the major issues surrounding electric restructuring. The proposed settlement agreement must be approved by the Maryland PSC to become effective.

    The regulatory environment (federal and state) for both electricity and natural gas is shifting toward customer choice. In Maryland, all gas customers will be able to choose suppliers of gas on November 1, 1999. Under the terms of the proposed settlement agreement, all electric customers, except a few commercial and industrial companies that have signed contracts with BGE, will be able to choose suppliers on July 1, 2000. These matters are discussed further in the "Competition and Response to Regulatory Change" section on page 20.

    In response to this change, we regularly evaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory change. Constellation Energy will continue to invest in the growth of its power projects and power marketing and trading businesses with the objective of providing new sources of earnings in anticipation of lower electric utility revenues as competition is introduced into this industry in Maryland. On July 1, 2000, BGE's generation assets will be moved to a nonregulated subsidiary of Constellation Energy. In addition, we might consider one or more of the following strategies:

      o the complete or partial separation of our transmission and distribution functions,
      o purchase or sale of generation assets,
      o mergers or acquisitions of utility or non-utility businesses,
      o spin-off or sale of one or more businesses, and
      o growth of earnings from other nonregulated businesses.

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

     As you read this discussion and analysis, it may be helpful to refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters and six months ended June 30, 1999 and 1998. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in Constellation Energy.


Results of Operations for the Quarter and Six Months Ended June 30, 1999 Compared With the Same Periods of 1998
--------------------------------------------------------------------------------
    In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our utility business and for our diversified businesses.

Overview
--------

Total Earnings per Share of Common Stock
----------------------------------------

                          Quarter Ended  Six Months Ended
                             June 30          June 30
                        ----------------  --------------
                          1999     1998    1999    1998
                        -------  -------  ------  ------
Utility business......  $  .37  $  .34   $  .82  $  .75
Diversified businesses     .08     .05      .19     .14
                        ------- -------- ------- -------
Total earnings
   per share..........  $  .45  $  .39    $1.01  $  .89
                        ======= ======== ======= =======

Quarter Ended June 30, 1999
---------------------------
    Our total earnings for the quarter ended June 30, 1999 increased $10.6 million, or $.06 per share, compared to the same period of 1998.

    In the second quarter of 1999, we had higher utility earnings compared to the same period of 1998 mostly because we had lower operations and maintenance expenses this year. We discuss our utility earnings in more detail in the "Utility Business" section on page 19.

    In the second quarter of 1999, diversified business earnings increased compared to the same period of 1998 mostly because of higher earnings from our power marketing and trading business. Diversified business earnings would have been even higher except we had lower earnings from our financial investments business. We discuss our diversified business earnings further in the "Diversified Businesses" section beginning on page 26.

Six Months Ended June 30, 1999
------------------------------
    Our total earnings for the six months ended June 30, 1999 increased $19.0 million, or $.12 per share, compared to the same period of 1998.

    In the six months ended June 30, 1999, we had higher utility earnings compared to the same period of 1998 mostly because we sold more electricity and gas this year. Utility earnings would have been even higher except we had higher operations and maintenance expenses. We discuss our utility earnings in more detail in the "Utility Business" section on page 19.

    In the six months ended June 30, 1999, diversified business earnings increased compared to the same period of 1998 mostly because of higher earnings from our power marketing and trading business. Diversified business earnings would have been even higher except we had lower earnings from our financial investments business in 1999. We discuss our diversified business earnings further in the "Diversified Businesses" section beginning on page 26.

Utility Business
----------------
    Before we go into the details of our electric and gas operations, we believe it is important to discuss four factors that have a strong influence on our utility business performance: regulation, the weather, other factors including the condition of the economy in our service territory, and competition.


Regulation by the Maryland PSC
------------------------------
    The Maryland PSC determines the rates we can charge our customers. Our rates consist of a "base rate" and a "fuel rate." The base rate is the rate the Maryland PSC allows us to charge our customers for the cost of providing them service, plus a profit. We have both an electric base rate and a gas base rate. Higher electric base rates apply during the summer when the demand for electricity is the highest. Gas base rates are not affected by seasonal changes.

    From time to time, when necessary to cover increased costs, we ask the Maryland PSC for base rate increases. Similarly, other parties may petition the Maryland PSC to lower BGE's base rates. The Maryland PSC holds hearings to determine what changes, if any, should be made to base rates. The Maryland PSC has historically allowed us to increase base rates to recover increased utility plant asset costs, plus a profit, beginning at the time of replacement. Generally, rate increases improve our utility earnings because they allow us to collect more revenue. However, rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. Under the proposed settlement agreement, BGE's electric residential base rates are frozen at the current levels until July 1, 2000. At that time, electric residential base rates will be decreased and those reduced rates will be frozen until June 30, 2006.

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

    In addition, we charge our electric customers separately for the fuel we use to generate electricity (nuclear fuel, coal, gas, or oil) and for the net cost of purchases and sales of electricity (primarily with other utilities). We charge the actual cost of these items to the customer with no profit to us. If these fuel costs go up, the Maryland PSC permits us to increase the fuel rate. If these costs go down, our customers benefit from a reduction in the fuel rate. The fuel rate is impacted most by the amount of electricity generated at our Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) because the cost of nuclear fuel is cheaper than coal, gas, or oil.

    We discuss this in more detail in the "Electric Fuel Rate Clause" section on page 24 and in Note 1 of BGE's 1998 Annual Report on Form 10-K.

    Changes in the fuel rate normally do not affect earnings. However, if the Maryland PSC disallows recovery of any part of the fuel costs, our earnings are reduced. We discuss this in the "Recoverability of Electric Fuel Costs" section of the Notes to Consolidated Financial Statements on page 15.

    BGE's electric fuel rate clause will be discontinued when electric generation is deregulated and, therefore, earnings will be affected by the changes in the cost of fuel and energy. In addition, any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause will be refunded to or collected from our customers. This will occur over a period not to exceed twelve months from when the electric fuel rate clause no longer exists. At June 30, 1999, BGE's actual costs of fuel and energy were $5.9 million higher than the electric fuel rate revenues collected.

    We also charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the "Gas Cost Adjustments" section on page 24.


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

    Effective March 1, 1998, the Maryland PSC allowed us to implement a monthly adjustment to our gas business revenues to eliminate the effect of abnormal weather patterns. We discuss this further in the "Weather Normalization" section on page 24.

    We show the number of heating and cooling degree days in the quarters and six months ended June 30, 1999 and 1998 and the percentage change in the number of degree days between these periods in the following table:

                       Quarter Ended    Six Months Ended
                          June 30            June 30
                      ---------------  ------------------
                        1999    1998     1999      1998
                      -------- ------  --------  --------

Heating degree days...  517      463   2,907     2,485
Percent change
  compared to prior period   11.7%           17.0%

Cooling degree days...  203      258     204       279
Percent change
  compared to prior period  (21.3)%         (26.9)%

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

   On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the "Act") and accompanying tax legislation that will significantly restructure Maryland's electric utility industry and modify the industry's tax structure. Major elements of the Act are:

      o Residential customer choice begins on July 1, 2000 for one third of our customers, and the next two thirds will be phased in over the following two years.
      o All commercial and industrial customers may choose electric suppliers beginning January 1, 2001.
      o Rates are frozen for all customers for four years after choice begins, at the rates in effect on June 30, 2000.
      o Residential customers are guaranteed a reduction of 3% to 7.5% of rates in effect on June 30, 1999 (exact amount to be determined by the Maryland PSC) on electric base rates effective July 1, 2000 for 4 years after choice begins.
      o  Generation is deregulated beginning on July 1, 2000.
      o Existing utilities are responsible for the transmission and delivery of electricity.
      o  The   Maryland  PSC   continues  to  have  the   authority  to  mandate
         cost-effective  energy conservation  programs.
      o The Maryland PSC will determine transition costs or benefits as discussed further in this section.
      o The Maryland PSC is empowered to protect low-income customers through the establishment of a $34 million statewide universal service fund.

      o Competitive billing is required to begin July 1, 2000 and competitive metering is required to begin in 2002.
      o A reciprocity provision is included for the sale of electricity, whereby utilities in neighboring states are prevented from competing with Maryland utilities unless the Maryland utility can compete in their service territory.
      o Customers who do not wish to change their electricity provider will receive "standard offer service" under procedures established by the Maryland PSC.

    The tax legislation made comprehensive changes to the state and local taxation of electric and gas utilities. Starting in the year 2000, the Maryland public service franchise tax will be altered to generally include a tax equal to
 .062 cents on each kilowatt-hour of electricity and .402 cents on each therm of natural gas delivered for final consumption in Maryland. The Maryland 2% franchise (gross receipts) tax on electric and natural gas utilities will continue to apply to transmission and distribution revenue. Additionally, all electric and natural gas utility results will become subject to the Maryland corporate income tax.

    Beginning July 1, 2000, the tax legislation also provides for a two-year phase-in of a 50% reduction in the local personal property taxes on machinery and equipment used to generate electricity for resale and a 60% corporate income tax credit for real property taxes paid on those facilities.

    The impact of these tax law changes will depend on the Maryland PSC's ruling on our transition plan and BGE's operating results once generation is deregulated. The changes are designed, in part, to tax Maryland electric generating facilities on a more comparable basis with electric generation in surrounding states.

    On June 29, 1999, BGE and a majority of active parties involved in the electric restructuring proceeding filed a proposed settlement agreement with the Maryland PSC. If approved by the Maryland PSC, the proposed settlement agreement would resolve the electric restructuring proceeding (transition costs, customer price protections, and unbundled rates for electric services) and the petition filed in September 1998 by the Office of People's Counsel (OPC) to lower our electric base rates. In addition, the proposed settlement agreement accelerates the timetable for customer choice and addresses certain other provisions of the Act discussed above. The electric restructuring proceeding and the petition filed by the OPC are discussed in BGE's 1998 Annual Report on Form 10-K. The major provisions of the proposed settlement agreement are:

      o All customers, except a few commercial and industrial companies that have signed contracts with BGE, will be able to choose their electric energy supplier beginning July 1, 2000. BGE will provide a standard offer service for customers that do not select an alternative supplier. In either case, BGE will continue to deliver electricity to all customers in areas traditionally served by BGE.
      o BGE will reduce residential base rates by approximately 6.5%, on average, about $54 million a year, beginning July 1, 2000. These rates will not change before July 2006.
      o Commercial and industrial customers will have up to four service options that will fix electric energy rates and transition charges for a period that generally ranges from four to six years.
      o Electric delivery service rates will be frozen for a four-year period for commercial and industrial customers. The generation and transmission components of rates will be frozen for different time periods depending on the service options selected by those customers.
      o BGE will be allowed to recover $528 million of its potentially stranded investments through a competitive transition charge on customers' bills. Residential customers will pay this charge for six years. Commercial and industrial customers will pay in a lump sum or over the four to six-year period, depending on the service option selected by each customer. BGE had requested recovery of approximately $900 million, including costs associated with the transition to competition.
      o Generation related regulatory assets and nuclear decommissioning costs will be included in delivery service rates effective July 1, 2000 and will be recovered on a basis approximating their existing amortization schedules.
      o Starting July 1, 2000, BGE will unbundle rates to show separate components for delivery service, transition charges, standard offer services (generation), transmission, universal service, and taxes.
      o On July 1, 2000, BGE will transfer, at book value, its ten Maryland-based fossil and nuclear power plants and its partial ownership interest in two coal plants and a hydroelectric plant in Pennsylvania to a nonregulated subsidiary of Constellation Energy.
      o BGE will reduce its generation assets by $150 million (pre-tax) during the period July 1, 1999 - June 30, 2000 in order to mitigate a portion of BGE's potentially stranded investments.
      o Universal service is provided for low-income customers without increasing their bills. BGE will provide its share of a statewide fund totaling $34 million.

    The Maryland PSC held hearings beginning on August 11, 1999 that allowed BGE and other parties to provide testimony and comments about the proposed settlement agreement. We expect that the Maryland PSC will issue a final order by October 1, 1999.

    At June 30, 1999, we met the requirements to continue to apply Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, to BGE's utility operations. When the Maryland PSC issues its final order, we believe that sufficient details of the transition plan will be known and the generation portion of BGE's electric business will no longer meet the provisions of SFAS No. 71. At that time, we would implement SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of FASB Statement No. 71."

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

    Currently, Maryland law does not allow BGE to securitize the recovery of stranded investments. A securitization bill was introduced in the Maryland General Assembly this year but was not considered for enactment. It is expected that a securitization bill will be considered in the 2000 General Assembly. Securitization is a mechanism to recover stranded investments. Generally, bonds would be issued and the proceeds used primarily to reduce stranded investments and related capitalization of BGE. The bonds would be payable from irrevocable customer charges. Under the settlement agreement, BGE has agreed to apply 75% of any future savings associated with securitization to reduce the competitive transition charge paid by its customers.

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


Utility Business Earnings per Share of Common Stock
---------------------------------------------------

                       Quarter Ended    Six Months Ended
                          June 30            June 30
                      ---------------  ------------------
                        1999      1998    1999      1998
                      --------  ------- --------  -------
 Electric business...  $ .37   $  .33  $  .67     $  .63
 Gas business........     -       .01     .15        .12
                      -------- ------- --------- --------
 Total utility
   earnings per share  $ .37   $  .34  $  .82     $  .75
                      ======== ======= ========= ========

    Our utility earnings for the quarter ended June 30, 1999 increased $5.6 million, or $.03 per share compared to the same period of 1998. Our utility earnings for the six months ended June 30, 1999, increased $12.5 million, or $.07 per share compared to the same six months of 1998. We discuss the factors affecting utility earnings below.

Electric Operations
-------------------

Electric Revenues
-----------------
    The changes in electric revenues in 1999 compared to 1998 were caused by:


                        Quarter Ended    Six Months Ended
                          June 30            June 30
                       1999 vs. 1998      1999 vs. 1998
                      ---------------  ------------------
                                (In millions)
Electric system
  sales volumes.......    $ (1.1)           $ 18.1
Base rates............      (0.5)             (0.5)
Fuel rates............      (0.8)              1.9
                           ------             -----
Total change in electric
  revenues from electric
  system sales........      (2.4)             19.5
Interchange and
  other sales.........       9.3               1.1
Other.................       0.9               1.1
                         --------          -------
Total change in
  electric revenues...     $ 7.8            $ 21.7
                           =====            ======

Electric System Sales Volumes
-----------------------------
    "Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

    The percentage changes in our electric system sales volumes, by type of customer, in 1999 compared to 1998 were:

                        Quarter Ended   Six Months Ended
                          June 30           June 30
                       1999 vs. 1998     1999 vs. 1998
                      ---------------  -----------------
Residential..........      0.9%               4.8%
Commercial...........      0.6                2.2
Industrial...........     (8.8)              (5.0)

    During the quarter ended June 30, 1999, we sold about the same amount of electricity to residential and commercial customers as we did during the same period of 1998. We sold less electricity to industrial customers mostly because usage by Bethlehem Steel (our largest customer) and other industrial customers decreased. Usage decreased at Bethlehem Steel as a result of a shut down for a planned upgrade to their facilities that temporarily reduced their electricity consumption.

    During the six months ended June 30, 1999, we sold more electricity to residential customers due to higher usage per customer, colder winter weather, and an increased number of customers. We would have sold even more electricity to residential customers except we had milder spring and summer weather. We sold more electricity to commercial customers mostly due to colder winter weather. We sold less electricity to industrial customers mostly because usage by Bethlehem Steel and other industrial customers decreased.

Base Rates
----------
    During the quarter ended June 30, 1999, base rate revenues were about the same compared to the same period of 1998.

    During the six months ended June 30, 1999, base rate revenues were about the same compared to the same period of 1998. Although we sold more electricity in 1999, our base rate revenues were about the same because of lower conservation surcharge revenues.

Fuel Rates
----------
    During the quarter ended June 30, 1999, fuel rate revenues were about the same compared to the same period of 1998.

    During the six months ended June 30, 1999, fuel rate revenues increased compared to the same period of 1998 because we sold more electricity.

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

    During the quarter ended June 30, 1999, we had higher interchange and other sales compared to the same period of 1998 mostly because the milder spring and summer weather reduced the demand for system sales this quarter and increased the amount of energy we had available for off-system sales. In addition, we were able to sell energy off-system at a higher price.

    During the six months ended June 30, 1999, we had higher interchange and other sales compared to the same period of 1998 mostly because the price per megawatt of electricity we sold was higher due to market conditions.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                         Quarter Ended    Six Months Ended
                            June 30            June 30
                      -----------------  ------------------
                        1999      1998      1999     1998
                      --------  -------   -------  --------
                                 (In millions)

Actual Costs......... $130.6   $124.1     $257.9    $238.7
Net recovery (deferral)
  of costs under electric
  fuel rate clause (see
  Note 1 of BGE's 1998
  Form 10-K).........  (10.6)    (8.5)     (16.7)      3.4
                       ------    -----     ------     -----
Total electric fuel and
  purchased energy
  expenses........... $120.0   $115.6     $241.2    $242.1
                      ======   ======     =======   =======

Actual Costs
------------
    During the quarter and six months ended June 30, 1999, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others was higher compared to the same periods of 1998 mostly because the price of electricity we bought from others was higher. The price of electricity changes based on market conditions, complex pricing formulas for PJM transactions, and contract terms.

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

    During the quarter and six months ended June 30, 1999, our actual costs of fuel and energy were higher than the fuel rate revenues we collected from our customers.

Gas Operations
--------------

Gas Revenues
------------
    The changes in gas revenues in 1999 compared to 1998 were caused by:

                        Quarter Ended   Six Months Ended
                          June 30            June 30
                       1999 vs. 1998      1999 vs. 1998
                      ---------------  ------------------
                                (In millions)
Gas system
  sales volumes.......    $ 0.6            $  6.4
Base rates............     (0.3)              2.3
Weather normalization.     (0.1)              3.6
Gas cost adjustments..      5.0              12.8
                          -----            ------
Total change in gas
  revenues from gas
  system sales........      5.2              25.1
Off-system sales......     (7.6)            (15.1)
Other.................      0.3               0.1
                          ------           -------
Total change in
  gas revenues........    $(2.1)           $ 10.1
                          ======           ======

Gas System Sales Volumes
------------------------
    The percentage changes in our gas system sales volumes, by type of customer, in 1999 compared to 1998 were:

                        Quarter Ended   Six Months Ended
                          June 30            June 30
                       1999 vs. 1998      1999 vs. 1998
                      ---------------  ------------------

Residential...........      5.8%              10.3%
Commercial............     14.6               13.7
Industrial............    (12.9)              (4.1)

    During the quarter ended June 30, 1999, we sold more gas to residential and commercial customers mostly because of two factors: colder weather and the number of customers increased. We would have sold even more gas to commercial customers except usage per customer decreased. We sold less gas to industrial customers mostly because usage by Bethlehem Steel and other industrial customers decreased. Usage by Bethlehem Steel decreased due to a shut down for a planned upgrade to their facilities.

    During the six months ended June 30, 1999, we sold more gas to residential customers mostly because of two factors: colder winter weather and the number of customers increased. We would have sold even more gas to residential customers except we had lower usage per customer. We sold more gas to commercial customers mostly because of colder winter weather, increased usage per customer, and an increased number of customers. We sold less gas to industrial customers mostly because usage by Bethlehem Steel and other industrial customers decreased.


Base Rates
----------
    During the quarter ended June 30, 1999, base rate revenues were about the same compared to the same period of 1998.

    During the six months ended June 30, 1999, base rate revenues were higher than they were during the same period of 1998. Effective March 1, 1998, the Maryland PSC allowed us to increase our base rates which increased our base rate revenues over the twelve-month period March 1998 through February 1999 by approximately $16 million.

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


Gas Cost Adjustments
--------------------
     We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC which include a market based rate incentive mechanism. These clauses operate similar to the electric fuel rate clause described in the "Electric Fuel Rate Clause" section above. However, under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers, and does not significantly impact earnings.

    Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are essentially the same as the base rate charged for gas sales and are included in gas system sales volumes.

    During the quarter and six months ended June 30, 1999, gas cost adjustment revenues increased compared to the same periods of 1998 mostly because we sold more gas at a higher price.

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

    During the quarter and six months ended June 30, 1999, revenues from off-system gas sales decreased compared to the same periods of 1998 mostly because we sold less gas off-system.

Gas Purchased For Resale Expenses
---------------------------------

                        Quarter Ended     Six Months Ended
                           June 30             June 30
                      ----------------   ------------------
                        1999      1998     1999      1998
                      --------  -------  -------   --------
                                    (In millions)
Actual costs........   $ 29.8   $ 32.6   $123.0     $129.1
Net recovery
  (deferral) of
  costs under gas
  adjustment clauses      3.2     (0.4)    12.1        1.3
                       ------    ------  ------    -------
Total gas
  purchased for
  resale expenses..    $ 33.0   $ 32.2   $135.1     $130.4
                      ========  =======  =======    =======

Actual Costs
------------
    Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers. During the quarter and six months ended June 30, 1999, actual gas costs decreased compared to the same period of 1998 mostly because we bought less gas for off-system sales.


Gas Adjustment Clauses
----------------------
    We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

    During the quarter and six months ended June 30, 1999, our actual gas costs were lower than the fuel rate revenues we collected from our customers.

Other Operating Expenses
------------------------

Operations and Maintenance Expenses
-----------------------------------
    During the quarter ended June 30, 1999, operations and maintenance expenses decreased $8.8 million compared to the same period of 1998 mostly because of two factors:

      o in 1998, we recorded a $6.0 million write-off of contributions to a third party for a low-level radiation waste facility that was never completed, and
      o the timing of costs associated with the annual refueling outage at Calvert Cliffs.

    During the six months ended June 30, 1999, operations and maintenance expenses increased $15.0 million compared to the same period of 1998 mostly because of higher benefit costs and costs related to a major winter storm during 1999.

Depreciation and Amortization Expenses
--------------------------------------
    During the quarter ended June 30, 1999, depreciation and amortization expenses were about the same compared to the same period of 1998.

    During the six months ended June 30, 1999, depreciation and amortization expenses decreased $5.0 million compared to the same period of 1998 mostly because 1998 expense reflects an adjustment for the reduction of the amortization period for certain computer software from five years to three years. We did not have a similar adjustment in 1999.


Other Income and Expenses
-------------------------

Interest Expense
----------------
    During the quarter and six months ended June 30, 1999, interest expense was about the same compared to the same periods of 1998.

Income Taxes
------------
    During the quarter ended June 30, 1999, our total income taxes increased $4.5 million compared to the same period of 1998. During the six months ended June 30, 1999, our total income taxes increased $8.8 million compared to the same period of 1998. These increases occurred because we had higher taxable income from both our utility operations and our diversified businesses.

Diversified Businesses
----------------------
    Our diversified businesses engage primarily in energy services. We list each of our diversified businesses in the "Introduction" section on page 17. We describe our diversified businesses in more detail in BGE's 1998 Annual Report on Form 10-K under "Item 1. Business -- Diversified Businesses."

    Constellation Enterprises and its subsidiaries were subsidiaries of BGE prior to April 30, 1999 and are included in the consolidated financial statements of BGE through that date.


Diversified Business Earnings per Share of Common Stock
-------------------------------------------------------

                    Quarter Ended      Six Months Ended
                       June 30              June 30
                   ---------------    ------------------
                     1999      1998     1999      1998
                   --------  -------  -------   -------
Energy services
  Power marketing
    and trading.. $  .08   $  .01   $  .13     $  .01
  Power projects.    .04      .04      .11        .11
  Other..........      -        -        -          -
                   -------- -------- --------  --------
Total energy
  services
  earnings per
  share..........    .12      .05      .24        .12
Other
  diversified
  businesses
  earnings per
  share..........   (.04)       -     (.05)       .02
                   -------- -------- --------  --------
Total
  earnings
  per share...    $  .08   $  .05   $  .19     $  .14
                  ======== ======== ========  ========

    Our total diversified business earnings for the quarter ended June 30, 1999 increased $5.0 million, or $.03 per share, compared to the same period of 1998. Our total diversified business earnings for the six months ended June 30, 1999 increased $6.5 million, or $.05 per share, compared to the same period of 1998.

    We discuss the factors affecting the earnings of our diversified businesses below.


Energy Services
---------------

Power Marketing and Trading
---------------------------
    During the quarter and six months ended June 30, 1999, earnings from our power marketing and trading business increased compared to the same periods of 1998 mostly because of increased transaction margins and volume.

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

    Constellation Power Source's management uses its best estimates to determine the fair value of commodity and derivative positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from trading activities, and such variations could be material. Assets and liabilities from energy trading activities (as shown in our Consolidated Balance Sheets beginning on page 4) increased at June 30, 1999 compared to December 31, 1998 because of greater business activity during the period.

Power Projects
--------------
    During the quarter and six months ended June 30, 1999, earnings from our power projects business were about the same compared to the same periods of 1998.

California Power Purchase Agreements
------------------------------------
    Constellation Power and subsidiaries and Constellation Investments have $304.3 million invested in 15 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $5.9 million, or $.04 per share, for the quarter ended June 30, 1999 compared to $7.4 million, or $.05 per share for the same period of 1998. Earnings from these projects were $13.9 million, or $.09 per share, for the six months ended June 30, 1999 compared to $17.4 million, or $.12 per share for the same period of 1998.

    Under these agreements, the electricity rates change from fixed rates to variable rates beginning in 1996 and continuing through 2000. The projects which already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates.

    We describe these projects and the transition process in detail in the Notes to Consolidated Financial Statements on page 15.


International
-------------
    At June 30, 1999, Constellation Power had invested about $181.1 million in 11 power projects in Latin America compared to $102.7 million invested in Latin America at June 30, 1998. These investments include:

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


Other Energy Services
---------------------
    During the quarter and six months ended June 30, 1999, earnings from our other energy services businesses were about the same compared to the same periods of 1998.

Other Diversified Businesses
----------------------------
    During the quarter and six months ended June 30, 1999, earnings from our other diversified businesses were lower compared to the same periods of 1998 mostly because our financial investments business had lower earnings from its investment in Capital Re Corporation (Capital Re).

    In May 1999, our financial investments business announced that it will exchange its shares of common stock in Capital Re for common stock of ACE Limited (ACE) as part of a business combination whereby ACE will acquire all of the outstanding capital stock of Capital Re. In June 1999, our financial investments business wrote-down its $94.2 million investment in Capital Re stock by $3.6 million after-tax, or $.02 per share to reflect the valuation of this pending business combination.

    Upon closing, which is expected to occur in the fourth quarter of 1999, final valuation will occur, and further write-downs may be necessary. Based on the market value of ACE's common stock as of the date of this report, our financial investments business would have to write-down its investment by an additional $12 million after-tax, or $.08 per share. However, the exact amount of a write-down, if any, will depend on the market value of Ace's common stock at the time of closing.

    Earnings from our real estate and senior-living facilities business were about the same compared to the same periods of 1998.

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

    In August 1999, our senior-living facilities business announced that it has entered into an agreement to sell all but one of its senior-living facilities to Sunrise Assisted Living, Inc. Under the terms of the agreement, Sunrise will acquire twelve of our existing senior-living facilities, three facilities under construction, and several sites under development for $72.2 million in cash and $16.0 million in debt assumption. The sale is scheduled to close in the third quarter of 1999, provided that certain conditions have been fulfilled. We expect the sale to result in a write-down of approximately $4.0 million after-tax, or $.03 per share.

    We discuss our real estate and senior-living facilities business further in the Notes to Consolidated Financial Statements on page 16.


Financial Condition
-------------------

Cash Flows
----------

For the six months ended June 30,   1999           1998
-------------------------------------------------------
                                        (In millions)
  Cash provided by (used in):

   Operating Activities           $ 370.2         $ 403.4
   Investing Activities            (195.5)         (249.3)
   Financing Activities            (245.0)          (14.2)

    During the six months ended June 30, 1999, we generated less cash from operations compared to the same period in 1998 mostly because of changes in working capital requirements. We would have generated even less cash from operations except we had improved operating results.

    During the six months ended June 30, 1999, we used less cash for investing activities compared to the same period in 1998 mostly because our power projects business invested in the purchase of a generation facility in Guatemala in 1998. We did not have a similar investment in 1999.

    During the six months ended June 30, 1999, we used more cash for financing activities compared to the same period of 1998 mostly because we repaid more, and issued less, long-term debt. We would have used more cash for financing activities except our net short-term borrowings were higher during the first six months of 1999.

Security Ratings
----------------
    Independent credit-rating agencies rate Constellation Energy and BGE's fixed-income securities. The ratings indicate the agencies' assessment of each company's ability to pay interest, distributions, dividends, and principal on these securities. These ratings affect how much it will cost each company to sell these securities. The better the rating, the lower the cost of the securities to each company when they sell them. Constellation Energy and BGE's securities ratings at the date of this report are:

                    Standard     Moody's   Duff & Phelps'
                     & Poors    Investors      Credit
                  Rating Group   Service     Rating Co.
                 ------------  ---------- --------------

Constellation Energy
--------------------
Unsecured Debt          A-         A3            A

BGE
---
Mortgage Bonds         AA-         A1            AA-
Unsecured Debt          A          A2            A+
Trust Originated
  Preferred Securities
  and Preference Stock  A-        "a2"           A

Capital Resources
-----------------
    Our business requires a great deal of capital. Our actual consolidated capital requirements for the six months ended June 30, 1999, along with estimated annual amounts for the years 1999 through 2001, are shown below. For the twelve months ended June 30, 1999, the ratio of earnings to fixed charges for Constellation Energy was 2.75. The ratio of earnings to fixed charges for BGE was 3.46 and the ratio of earnings to combined fixed charges and preferred and preference dividend requirements for BGE was 3.08.

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

    Our estimates are also subject to additional factors. Please see "Forward Looking Statements" on page 38.

                                                          Six Months Ended
                                                              June 30,             Calendar Year Estimates
                                                                 1999             1999        2000        2001
                                                               ---------         -------    --------    --------
                                                                                 (In millions)
Utility Business Capital Requirements:
--------------------------------------
Construction expenditures (excluding AFC)
   Electric                                                           $121         $ 285        $321        $278
   Gas                                                                  27            74          73          69
   Common                                                               13            25          22          18
                                                                    --------       -------     -------     -------
   Total construction expenditures                                     161           384         416         365
AFC                                                                      6            12          13          19
Nuclear fuel (uranium purchases and processing charges)                 18            48          50          48
Deferred energy conservation expenditures                                -             1           -           -
Retirement of long-term debt and redemption of
  preference stock                                                     212           341         253         282
                                                                   --------        -------     -------     -------
Total utility business capital requirements                            397           786         732         714
                                                                   --------        -------     -------     -------

Diversified Business Capital Requirements:
------------------------------------------
Investment requirements                                                 33           402         498         556
Retirement of long-term debt                                           113           201         273         367
                                                                   --------        -------     -------     -------
Total diversified business capital requirements                        146           603         771         923
                                                                   --------        -------     -------     -------

Total capital requirements                                            $543        $1,389      $1,503      $1,637
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

    Future electric construction expenditures include estimated costs for replacing the steam generators and renewing the operating licenses at Calvert Cliffs. The operating licenses expire in 2014 for Unit 1 and in 2016 for Unit 2. We estimate these Calvert Cliffs costs to be:

         o  $34 million in 1999,
         o  $44 million in 2000, and
         o  $63 million in 2001.

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

    Additionally, our estimates of future electric construction expenditures include the costs of complying with Environmental Protection Agency (EPA) and State of Maryland nitrogen oxides emissions (NOx) reduction regulations as follows:

         o  $34 million in 1999,
         o  $61 million in 2000, and
         o  $18 million in 2001.

    We discuss the NOx regulations in the "Environmental Matters" section of the Notes to Consolidated Financial Statements on page 13.

    During the twelve months ended June 30, 1999, our utility operations provided about 100% of the cash needed to meet its capital requirements, excluding cash needed to retire debt and redeem preference stock.

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

    When BGE cannot meet utility capital requirements internally, BGE sells debt and preference stock. BGE also sells securities when market conditions permit it to refinance existing debt or preference stock at a lower cost. The amount of cash BGE needs and market conditions determine when and how much BGE sells.

    Future funding for capital expenditures, the retirement of debt, redemption of preference stock, and payments of interest and dividends is expected from internally generated funds, commercial paper issuances, available capacity under credit facilities, and/or the issuance of long-term debt, trust securities, or preference stock.

    At June 30, 1999 the Federal Energy Regulatory Commission has authorized BGE to issue up to $700 million of short-term borrowings, including commercial paper. To support its commercial paper program, BGE maintains $83 million in committed bank lines of credit and has $100 million in bank revolving credit agreements.

Capital Requirements of Our Diversified Businesses
--------------------------------------------------
    We expect to expand certain of our energy services businesses. This will require additional funding for:

         o  growing our power marketing and trading business,
         o the development and acquisition of power projects, as well as loans made to project entities,
         o  investments in financial limited partnerships, and
         o  funding for construction of cooling system projects.

    The investment requirements exclude Constellation Power Source, Inc.'s commitment to contribute up to $175 million in equity to fund its investment in Orion Power Holdings, Inc. Orion acquires electric generating plants in the United States and Canada. To date, Constellation Power Source has funded $101 million of this commitment.

    Our diversified businesses have met their capital requirements in the past through borrowing, cash from their operations, sales of receivables, and from time to time, equity contributions from BGE.

    Future funding for the expansion of our energy services businesses is expected from internally generated funds, short-and long-term financing by Constellation Energy, including newly established commercial paper and medium-term note programs, and from time to time equity contributions from Constellation Energy. BGE Home Products & Services may also meet capital requirements through sales of receivables.

    At June 30, 1999, Constellation Energy has a commercial paper program where it can issue up to $500 million in short-term notes to fund its diversified businesses. To support its commercial paper program, Constellation Energy maintains a $25 million committed bank line of credit and has a $135 million revolving credit agreement, under which it can also issue letters of credit. Our diversified businesses also have revolving credit agreements totaling $135 million to provide additional liquidity for short-term financial needs.

    If we can get a reasonable value for our real estate projects, additional cash may be obtained by selling them. Our ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made.

Other Matters
-------------

Environmental Matters
---------------------
    We are subject to federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the "Environmental Matters" section of the Notes to Consolidated Financial Statements beginning on page 13 and in BGE's 1998 Annual Report on Form 10-K under "Item 1. Business - Environmental Matters." These details include financial information. Some of the information is about costs that may be material.


Year 2000 Readiness Disclosure
------------------------------
    We have not experienced any significant year 2000 problems to date and we do not expect any significant problems to impair our operations as we transition to the new century. However, due to the magnitude and complexity of the year 2000 issue, even the most conscientious efforts cannot guarantee that every problem will be found and corrected prior to January 1, 2000. We believe that all of BGE's "mission critical" systems for electric and gas production and delivery are year 2000 ready. Mission critical systems include BGE's:

      o  electric  generating  plants,  including  Calvert  Cliffs Nuclear Power
         Plant,
      o  energy distribution systems,
      o  natural gas delivery system, and
      o  mission critical applications supporting these systems.

     Please refer to "Forward Looking Statements" on page 38.

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

    Phase II includes converting and testing all of our systems. Each system will be tested by those employees used in Phase I following formal guidelines developed by the PMO. Each system or piece of equipment will then be certified by a tester and the PMO, following testing guidelines developed with the help of outside consultants. We plan to have an independent readiness review of all our systems and may have some of our systems' year 2000 testing independently certified. Phase II also includes identifying our major suppliers and developing contingency plans. We have identified our major suppliers and have assessed their year 2000 readiness through surveys and interviews. We believe that our mission critical suppliers (for example, coal suppliers and natural gas pipeline suppliers) are year 2000 ready. We are still evaluating the readiness of our other major suppliers through interviews.

Contingency Planning
--------------------
    Year 2000 operational contingency plans have been developed utilizing employees familiar with the operations in each area of our business. The individual plans are integrated into a corporate-wide Year 2000 Contingency Plan. Associated staffing plans have been completed identifying all essential personnel needed on-site for the rollover weekend (December 31, 1999 - January 1, 2000) to deal with any problems, if they should occur. BGE will have a corporate command center staffed during the rollover weekend to serve as the communication hub for year 2000 status information for BGE and all diversified businesses. The center will have two-way communications with the electric, gas, retail services, nuclear, and information technology operations command centers for the purpose of collecting information and coordinating responses. The center will also have two-way communications with the Maryland Emergency Management Agency and local emergency operation centers in BGE's service territory. Detailed coordination of the plans will continue, and personnel will be trained in order to provide for a smooth transition.

    The year 2000 contingency plans were developed using the contingency guidelines issued by the Nuclear Energy Institute (which are endorsed by the Nuclear Regulatory Commission), the contingency guidelines issued by the North American Electric Reliability Council (NERC), and guidance from consultants.

    We are also addressing the impact of electric power grid problems that may occur outside of our own electric system. We developed year 2000 electric power grid impact contingency plans through our various electric interconnection affiliations and continue to refine them. The PJM interconnection has drafted year 2000 operational preparedness plans and restoration scenarios and will continue to coordinate and develop these plans during the third quarter of 1999 in cooperation with NERC. The NERC will continue to perform monthly assessments of electric utility industry to communicate the readiness of the national electric grid for year 2000.

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

    On June 2, 1999, we conducted a successful test on our energy control system and its interface with the PJM. This system monitors and controls the flow of electricity on BGE's electric grid.

    Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities continue to assess specific vendors' system problems and test plans. These assessments are being shared by the industry as a whole to facilitate year 2000 problem solving.

    BGE has joined the American Gas Association (AGA) in an initiative similar to the one with NERC to facilitate year 2000 problem solving among gas utilities. The AGA and its affiliates perform quarterly assessments of the gas utility industry to communicate the readiness of its members for the year 2000.

Current Status
--------------
    The most reasonably likely worst case scenario faced by our utility business is a localized interruption in providing electric and gas service to our customers. We cannot predict the impact of any interruption on our results of operations, but the impact could be material.

    For all systems and equipment, both mission critical and non-mission critical, we have completed Phase I. We have completed Phase II for all our mission critical systems. The chart below indicates our progress for completion of year 2000 readiness for our non-mission critical systems as of the date of this report. The few remaining non-mission critical systems are year 2000 tested and require production work during July and August. Our non-mission critical systems are expected to be year 2000 ready by September 1999.

                          Phase I  Phase II
                          -------  --------
                     (approximate % complete)

Digital systems              100%     99%
Telecommunications
    systems                  100%     99%
Major suppliers              100%     97%
Information technology
    applications             100%     97%
Computer hardware and
    software
    infrastructure           100%     99%

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

                                         Estimated     Total
                     Actual Costs          Costs       Costs
                     ------------          -----       -----
                              Through
                 1996 -       June 30, Remainder
                  1997  1998   1999     of 1999  2000
                  ----  ----   ----     -------  ----
                                 (In millions)
Total Cost        $1.8   $18.9  $8.9    $12.6    $3.8 $46.0
Less: Capital
Cost                 -     7.3   2.4      4.7     0.1  14.5
                 ------   ----- ------ ------- ------ ------
O&M cost           1.8    11.6   6.5      7.9     3.7  31.5
Less:
non-incremental
O&M cost           1.8     4.6   3.1      3.6     1.8  14.9
                 ------   ----- ------ ------- ------ ------
Incremental O&M
cost               $-     $7.0  $3.4     $4.3    $1.9 $16.6
                 ======   ====  =====   ====== ====== ======

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

    The progress of our diversified businesses' year 2000 projects are reviewed by their year 2000 task forces in monthly status meetings with the personnel responsible for each project and their supervision. Monthly progress is also monitored by senior management for each business and monthly updates are provided to Constellation Energy senior management.

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

    Personnel at each plant have substantially completed their assessment of their particular year 2000 issues and have substantially completed the testing, remediation, and certification phase of their year 2000 project. In Latin America, personnel are focused on assessing the year 2000 readiness of suppliers and are preparing contingency plans where necessary.

    For our power marketing and trading business and our energy products and services business, the most reasonably likely worst case scenario would be encountering any Internet access problems with trading partners, transmission service providers, independent system operators, power exchanges, or various electronic bulletin boards. Each of these businesses has three Internet service providers for alternate routing to critical Internet sites necessary to perform day-to-day business functions. Both have completed the assessment and detailed analysis phase and have substantially completed the testing, remediation, and certification phase of its year 2000 project.

    For our home products and commercial building systems business, the most reasonably likely worst case scenarios would be any interruption in billing customers or renewing maintenance contracts. This business completed the assessment and detailed analysis phase and has substantially completed the testing, remediation, and certification phase of its year 2000 project.

Other Diversified Businesses
----------------------------
    The most reasonably likely worst case scenarios for our financial investments business would be a breakdown in the systems of the brokers or safekeeping banks which it uses to trade, or the failure of its investment managers' computer programs that set investment strategy. This business is monitoring the year 2000 readiness of its banks, brokers, and investment managers.

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


Accounting Standards Issued
---------------------------
     In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137 regarding the delay of the effective date for SFAS No. 133 on derivatives and hedging. This standard delays the effective date by one year and therefore, we must adopt the provisions of SFAS No. 133 in our financial statements for the quarter ended March 31, 2001.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

    We discuss the following information related to our market risk:

      o quarterly financing activities in the Notes to Consolidated Financial Statements on page 12, and
      o trading activities of our power marketing and trading business in the "Power Marketing and Trading" section of Management's Discussion and Analysis on page 26.

PART II.  OTHER INFORMATION


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

    To date, eight of these cases were settled before trial for amounts that were immaterial.


    The second type is claims by one manufacturer -- Pittsburgh Corning Corp. -- against us and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs and were filed in the Circuit Court for Baltimore City, Maryland in the fall of 1993. To date, about 70 cases have been resolved, all without any payments by BGE. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

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


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

    Effective April 30, 1999, the outstanding common stock of BGE automatically became shares of common stock of Constellation Energy. Certain rights of the holders of common stock of Constellation Energy were modified. We discussed this further in the joint proxy statement / prospectus of Constellation Energy and BGE in Post-Effective Amendment No. 1 to Form S-4 (Registration No. 33-64799), under the section "Comparative Shareholder Rights," included as an exhibit in our March 31, 1999 Form 10-Q.

    On July 16, 1999, by resolution of the Board of Directors, the Company elected to become subject to Sections 3-803 and 3-805 of the Maryland General Corporation Law (MGCL). Section 3-803 provides for a classified board of directors of three classes each having a three-year term.

      o Class I Directors shall initially be Douglas L. Becker, J. Owen Cole, Dan A. Colussy, Edward A. Crooke, George V. McGowan and Michael D. Sullivan and shall have an initial term continuing until the annual meeting of stockholders in 2000 and until their successors are elected and qualify;
      o Class II Directors shall initially be H. Furlong Baldwin, James T. Brady, Beverly B. Byron, James R. Curtiss, Esquire, Jerome W. Geckle and George L. Russell, Jr., Esquire and shall have an initial term continuing until the annual meeting of stockholders in 2001 and until their successors are elected and qualify; and
      o Class III Directors shall initially be Roger W. Gale, Dr. Freeman A. Hrabowski, III, Nancy Lampton, Charles R. Larson, Christian H. Poindexter and Mayo A. Shattuck, III and shall have an initial term continuing until the annual meeting of stockholders in 2002 and until their successors are elected and qualify.

    Section 3-805 provides that the Secretary of the Corporation may call a special meeting of the holders of common stock only

      o on the written request of the stockholders entitled to cast at least a majority of all votes entitled to be cast at the meeting; and
      o in accordance with the procedures set forth under Section 2-502(b)(2) and (3) and (e) of the MGCL.

    If there is any inconsistency with any provisions of the Charter or By-laws of the Company, these MGCL provisions will govern.

    Also, on July 16, 1999 by resolution of the Board of Directors, the Company elected to amend its By-laws to provide that the Company is not subject to Subtitle 7 of Title 3 of the MGCL, reserving the ability to repeal the election. Subtitle 7 provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. The statute defines key terms such as control shares and control share acquisition and requires a specific process by which the shareholder meeting would be convened.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------


    On April 16, 1999, BGE held its annual meeting of shareholders. At that meeting, the following matters were voted upon:

1. The proposal to approve a one-for-one share exchange and formation of the holding company, Constellation Energy Group, Inc., was approved. With respect to holders of common stock, the number of affirmative votes cast were 105,331,130, the number of negative votes cast were 5,470,076, and the number of abstentions were 1,696,026.

2.   All of the Directors nominated by BGE were selected as follows:

                                             COMMON SHARES CAST:
                                             -------------------

                                   For             Against               Abstain
                                   ---             -------               -------

H. Furlong Baldwin             122,377,056         669,820             3,938,282
Douglas L. Becker              122,309,079         737,996             3,938,282
Beverly B. Byron               122,169,356         878,037             3,938,282
J. Owen Cole                   122,469,876         577,517             3,938,282
Dan A. Colussy                 122,449,628         597,248             3,938,282
Edward A. Crooke               122,326,040         721,036             3,938,282
James R. Curtiss               121,743,032       1,304,361             3,938,282
Jerome W. Geckle               122,428,200         619,193             3,938,282
Freeman A. Hrabowski, III      122,316,201         730,874             3,938,282
Nancy Lampton                  122,611,592         435,484             3,938,282
Adm. Charles R. Larson         122,309,752         737,641             3,938,282
George V. McGowan              122,300,343         747,050             3,938,282
Christian H. Poindexter        121,692,510       1,354,565             3,938,282
George L. Russell, Jr.         121,533,422       1,513,654             3,938,282
Michael D. Sullivan            122,154,708         892,685             3,938,282

3. The ratification of PricewaterhouseCoopers LLP as independent accountants was approved. With respect to holders of common stock, the number of affirmative votes cast were 125,314,110, the number of negative votes cast were 833,642, and the number of abstentions were 1,050,085.

4. The proposal to close and decommission the Calvert Cliffs Nuclear Plant before or on the originally planned date was defeated. With respect to holders of common stock, the number of affirmative votes cast were 4,772,902, the number of negative votes cast were 103,507,020, and the number of abstentions were 4,223,817.

5. The proposal for the adoption and implementation of a policy of Confidential Voting was defeated. With respect to holders of common stock, the number of affirmative votes cast were 44,344,736, the number of negative votes cast were 64,275,026, and the number of abstentions were 3,889,606.

Item 5.  Other Information
-------  -----------------

Forward Looking Statements
--------------------------
    We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties and factors include, but are not limited to:

         o  general economic, business, and regulatory conditions,
         o  energy supply and demand,
         o  competition,
         o  federal and state regulations,
         o  availability, terms, and use of capital,
         o  nuclear and environmental issues,
         o  weather,
         o final terms of proposed settlement agreement filed with the Maryland PSC (including rate reduction and recovery of stranded investments),
         o  commodity price risk, and
         o  year 2000 readiness.

    Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)        Exhibit No. 3(a)             Constellation Energy Group, Inc. Articles Supplementary, dated July
                                                 19, 1999 (Designated as Exhibit 99.1 in Form 8-K dated July 16,
                                                 1999.)
                    Exhibit No. 3(b)             By-Laws of Constellation Energy Group, Inc., amended as of July 16,
                                                 1999 (Designated as Exhibit 99.2 in Form 8-K dated July 16, 1999.)
                    Exhibit No. 12(a)            Constellation Energy Group, Inc.  Computation of Ratio of Earnings
                                                 to Fixed Charges.
                    Exhibit No. 12(b)            Baltimore Gas and Electric Company Computation of Ratio of Earnings
                                                 to Fixed Charges and Computation of Ratio of Earnings to Combined
                                                 Fixed Charges and Preferred and Preference Dividend Requirements.
                    Exhibit No. 27(a)            Constellation Energy Group, Inc. Financial Data Schedule.
                    Exhibit No. 27(b)            Baltimore Gas and Electric Company Financial Data Schedule.


          (b)      Reports on Form 8-K for the quarter ended June 30, 1999:


                    Date Filed         Items Reported
                    ----------         --------------
                    April 30, 1999     Item 5. Other Events

                                       Item 7. Financial Statements and Exhibits

                    June 16, 1999      Item 5. Other Events

                    June 29, 1999      Item 5. Other Events
                                       Item 7. Financial Statements and Exhibits

                                    SIGNATURE
                           ---------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CONSTELLATION ENERGY GROUP, INC.
                                             -----------------------------------
                                                          (Registrant)


                                              BALTIMORE GAS AND ELECTRIC COMPANY
                                             -----------------------------------
                                                           (Registrant)





Date:          August 13, 1999                          /s/ D. A. Brune
               -----------------             -----------------------------------
                                             D. A. Brune, Vice President on
                                             behalf of each Registrant and as
                                             Principal Financial Officer of
                                             each Registrant

                                  EXHIBIT INDEX

      Exhibit
       Number
       ------

        3(a)    Constellation Energy Group, Inc. Articles  Supplementary,  dated
                July 19, 1999 (Designated as Exhibit 99.1 in Form 8-K dated July
                16, 1999.)
        3(b)    By-Laws of Constellation  Energy Group, Inc., amended as of July
                16, 1999  (Designated as Exhibit 99.2 in Form 8-K dated July 16,
                1999.)
        12(a)   Constellation  Energy  Group,  Inc.  Computation  of Ratio of
                Earnings to Fixed Charges.
        12(b)   Baltimore  Gas and Electric  Company  Computation  of Ratio of
                Earnings to Fixed Charges and  Computation  of Ratio of Earnings
                to Combined Fixed Charges and Preferred and Preference  Dividend
                Requirements.
        27(a)   Constellation Energy Group, Inc. Financial Data Schedule.

        27(b)   Baltimore Gas and Electric Company Financial Data Schedule.