Form 10-Q
period 1999-09-30
CONSTELLATION ENERGY GROUP INC
filed 1999-11-12
CIK 1004440

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                       ----------------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 1999

Commission file            Exact name of registrant            IRS Employer
     number              as specified in its charter         Identification No.
     ------              ---------------------------         ------------------

     1-12869          CONSTELLATION ENERGY GROUP, INC.           52-1964611

     1-1910          BALTIMORE GAS AND ELECTRIC COMPANY          52-0280210



                                    Maryland
                       -----------------------------------
                            (State of Incorporation)


            39 W. Lexington Street    Baltimore, Maryland       21201
            ----------------------    -------------------       -----
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

Yes   X        No


Common Stock, without par value 149,556,416 shares outstanding of Constellation Energy Group, Inc. on October 31, 1999.

                                Table of Contents

Part I. Financial Information                                                                           Page

Item 1.  Financial Statements

         Constellation Energy Group, Inc. and Subsidiaries
              Consolidated Statements of Income......................................................    3
              Consolidated Statements of Comprehensive Income........................................    3
              Consolidated Balance Sheets............................................................    4
              Consolidated Statements of Cash Flows..................................................    6

         Baltimore Gas and Electric Company and Subsidiaries
              Consolidated Statements of Income......................................................    7
              Consolidated Statements of Comprehensive Income........................................    7
              Consolidated Balance Sheets............................................................    8
              Consolidated Statements of Cash Flows..................................................   10

         Notes to Consolidated Financial Statements..................................................   11

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations
              Introduction...........................................................................   16
              Deregulation and Strategy..............................................................   16
              Results of Operations..................................................................   17
              Financial Condition....................................................................   29
              Capital Resources......................................................................   29
              Other Matters..........................................................................   32

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................   36

Part II. Other Information

Item 1.  Legal Proceedings...........................................................................   37

Item 5.  Other Information...........................................................................   38

Item 6.  Exhibits and Reports on Form 8-K............................................................   38

Signature............................................................................................   39

Exhibit Index........................................................................................   40

Constellation Energy Group, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges..   41

Baltimore Gas and Electric Company and Subsidiaries Computation of Ratio of Earnings to Fixed
    Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and
    Preference Dividend Requirements.................................................................   42


                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Income (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                                  1999           1998                 1999           1998
                                                                ----------     ----------          -----------     ----------
                                                                          (In Millions, Except Per-Share Amounts)
Revenues
  Electric                                                    $     691.2    $     722.5         $    1,737.2    $   1,746.8
  Gas                                                                60.1           62.1                332.7          324.7
  Diversified businesses                                            219.1          149.4                652.7          496.2
                                                                ----------     ----------          -----------     ----------
  Total revenues                                                    970.4          934.0              2,722.6        2,567.7

Expenses Other Than Fixed Charges and Income Taxes
  Electric fuel and purchased energy                                115.8          149.4                356.9          391.5
  Gas purchased for resale                                           21.3           21.6                156.4          152.0
  Operations                                                        127.1          129.4                397.5          395.3
  Maintenance                                                        40.9           38.7                143.4          130.8
  Diversified businesses - selling, general, and administrative     229.6          122.9                577.6          393.8
  Depreciation and amortization                                      92.9           89.6                274.0          275.6
  Taxes other than income taxes                                      65.1           62.0                177.2          168.6
                                                                ----------     ----------          -----------     ----------
  Total expenses other than fixed charges and income taxes          692.7          613.6              2,083.0        1,907.6
                                                                ----------     ----------          -----------     ----------
Income From Operations                                              277.7          320.4                639.6          660.1

Other Income                                                          1.2            3.5                  5.7            6.2
                                                                ----------     ----------          -----------     ----------
Income Before Fixed Charges and Income Taxes                        278.9          323.9                645.3          666.3

Fixed Charges
  Interest expense (net)                                             61.7           62.4                181.1          180.9
  BGE preference stock dividends                                      3.4            6.8                 10.2           18.3
                                                                ----------     ----------          -----------     ----------
  Total fixed charges                                                65.1           69.2                191.3          199.2
                                                                ----------     ----------          -----------     ----------
Income Before Income Taxes                                          213.8          254.7                454.0          467.1

Income Taxes
  Current                                                            76.7           72.4                152.6          160.5
  Deferred                                                            3.2           23.2                 20.9           19.4
  Investment tax credit adjustments                                  (2.2)          (1.8)                (6.4)          (5.5)
                                                                ----------     ----------          -----------     ----------
  Total income taxes                                                 77.7           93.8                167.1          174.4
                                                                ----------     ----------          -----------     ----------

Net Income                                                    $     136.1    $     160.9         $      286.9    $     292.7
                                                                ==========     ==========          ===========     ==========

Earnings Applicable to Common Stock                           $     136.1    $     160.9         $      286.9    $     292.7
                                                                ==========     ==========          ===========     ==========


Average Shares of Common Stock Outstanding                          149.6          148.7                149.6          148.3

Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution                    $0.91          $1.08                $1.92          $1.97

Dividends Declared Per Common Share                                 $0.42          $0.42                $1.26          $1.25

Consolidated Statements of Comprehensive Income (Unaudited)

Net Income                                                    $     136.1    $     160.9         $      286.9    $     292.7
Other comprehensive income (loss), net of taxes                       5.0           (0.5)                (6.5)          (0.6)
                                                                ----------     ----------          -----------     ----------
Comprehensive Income                                          $     141.1    $     160.4         $      280.4    $     292.1
                                                                ==========     ==========          ===========     ==========



See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                                      September 30,        December 31,
                                                                          1999*                1998
                                                                      --------------       --------------

                                                                                 (In Millions)


  ASSETS
  Current Assets
    Cash and cash equivalents                                       $          56.4      $         173.7
    Accounts receivable (net of allowance for uncollectibles
          of $20.6 and $20.3 respectively)                                    675.0                401.8
    Trading securities                                                        128.4                119.7
    Fuel stocks                                                                86.3                 85.4
    Materials and supplies                                                    149.1                145.1
    Prepaid taxes other than income taxes                                     101.7                 68.8
    Assets from energy trading activities                                     431.3                160.2
    Other                                                                      24.6                 21.4
                                                                      --------------       --------------

    Total current assets                                                    1,652.8              1,176.1
                                                                      --------------       --------------

  Investments and Other Assets
    Real estate projects and investments                                      313.3                353.9
    Power projects                                                            686.0                656.8
    Financial investments                                                     148.8                198.0
    Nuclear decommissioning trust fund                                        205.5                181.4
    Net pension asset                                                          97.2                108.0
    Other                                                                     381.7                243.3
                                                                      --------------       --------------

    Total investments and other assets                                      1,832.5              1,741.4
                                                                      --------------       --------------

  Utility Plant
    Plant in service
      Electric                                                              7,053.1              6,890.3
      Gas                                                                     958.7                921.3
      Common                                                                  567.7                552.8
                                                                      --------------       --------------

      Total plant in service                                                8,579.5              8,364.4
    Accumulated depreciation                                               (3,256.4)            (3,087.5)
                                                                      --------------       --------------

    Net plant in service                                                    5,323.1              5,276.9
    Construction work in progress                                             177.8                223.0
    Nuclear fuel (net of amortization)                                        143.1                132.5
    Plant held for future use                                                  12.9                 24.3
                                                                      --------------       --------------

    Net utility plant                                                       5,656.9              5,656.7
                                                                      --------------       --------------

  Deferred Charges
    Regulatory assets (net)                                                   572.2                565.7
    Other                                                                      57.3                 55.1
                                                                      --------------       --------------

    Total deferred charges                                                    629.5                620.8
                                                                      --------------       --------------


  TOTAL ASSETS                                                      $       9,771.7      $       9,195.0
                                                                      ==============       ==============


* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                                      September 30,        December 31,
                                                                          1999*                1998
                                                                      --------------       --------------

                                                                                 (In Millions)


  LIABILITIES AND CAPITALIZATION
  Current Liabilities
    Short-term borrowings                                           $         143.1      $             -
    Current portions of long-term debt and preference stock                   964.5                541.7
    Accounts payable                                                          364.5                249.6
    Customer deposits                                                          39.8                 35.5
    Accrued taxes                                                              52.0                  6.5
    Accrued interest                                                           62.7                 58.6
    Dividends declared                                                         66.1                 66.1
    Accrued vacation costs                                                     34.6                 34.7
    Liabilities from energy trading activities                                310.9                126.2
    Other                                                                      48.9                 45.3
                                                                      --------------       --------------

    Total current liabilities                                               2,087.1              1,164.2
                                                                      --------------       --------------

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                   1,318.1              1,309.1
    Postretirement and postemployment benefits                                238.0                217.0
    Deferred investment tax credits                                           111.6                118.0
    Decommissioning of federal uranium enrichment facilities                   30.8                 30.8
    Other                                                                     125.8                 56.3
                                                                      --------------       --------------

    Total deferred credits and other liabilities                            1,824.3              1,731.2
                                                                      --------------       --------------

  Long-term Debt
    BGE first refunding mortgage bonds                                      1,412.8              1,554.2
    BGE other long-term debt                                                1,135.8              1,000.8
    BGE obligated mandatorily redeemable
         trust preferred securities                                           250.0                250.0
    Diversified businesses long-term debt                                     765.5                870.2
    Unamortized discount and premium                                          (11.2)               (12.4)
    Current portion of long-term debt                                        (964.5)              (534.7)
                                                                      --------------       --------------

    Total long-term debt                                                    2,588.4              3,128.1
                                                                      --------------       --------------

  BGE Redeemable Preference Stock                                                 -                  7.0
    Current portion of BGE redeemable preference stock                            -                 (7.0)
                                                                      --------------       --------------

    Total BGE redeemable preference stock                                         -                    -
                                                                      --------------       --------------

  BGE Preference Stock Not Subject to Mandatory Redemption                    190.0                190.0
                                                                      --------------       --------------

  Common Shareholders' Equity
    Common stock                                                            1,493.6              1,485.1
    Retained earnings                                                       1,588.7              1,490.3
    Accumulated other comprehensive (loss) income                              (0.4)                 6.1
                                                                      --------------       --------------

    Total common shareholders' equity                                       3,081.9              2,981.5
                                                                      --------------       --------------

    Total capitalization                                                    5,860.3              6,299.6
                                                                      --------------       --------------


  TOTAL LIABILITIES AND CAPITALIZATION                              $       9,771.7      $       9,195.0
                                                                      ==============       ==============

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                               1999             1998
                                                                           -------------    --------------
                                                                                    (In Millions)
Cash Flows From Operating Activities
  Net income                                                            $         286.9   $         292.7
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                                 316.2             312.8
    Deferred income taxes                                                          20.9              19.4
    Investment tax credit adjustments                                              (6.4)             (5.5)
    Deferred fuel costs                                                           (51.2)              1.9
    Accrued pension and postemployment benefits                                    35.5              18.4
    Write-down of real estate investment                                            7.0                 -
    Write-down of financial investment                                             26.3                 -
    Write-off of power project                                                     10.2                 -
    Equity in earnings of affiliates and joint ventures (net)                      22.4             (47.7)
    Changes in assets from energy trading activities                             (271.1)            (51.2)
    Changes in liabilities from energy trading activities                         184.7              49.2
    Changes in other current assets                                              (334.6)            (47.8)
    Changes in other current liabilities                                          213.9             115.4
    Other                                                                          22.8              (2.8)
                                                                           -------------    --------------
  Net cash provided by operating activities                                       483.5             654.8
                                                                           -------------    --------------

Cash Flows From Investing Activities
  Utility capital expenditures                                                   (286.8)           (274.9)
  Contributions to nuclear decommissioning trust fund                             (13.2)            (13.2)
  Purchases of marketable equity securities                                       (17.2)            (26.8)
  Sales of marketable equity securities                                            12.5              26.2
  Other financial investments                                                      15.1              14.1
  Real estate projects and investments                                             46.2               7.8
  Power projects                                                                 (150.3)            (87.6)
  Other                                                                           (48.1)            (60.7)
                                                                           -------------    --------------
  Net cash used in investing activities                                          (441.8)           (415.1)
                                                                           -------------    --------------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                       1,761.8           1,962.2
    Long-term debt                                                                289.7             447.4
    Common stock                                                                    9.5              32.5
  Repayments of short-term borrowings                                          (1,618.7)         (2,154.5)
  Reacquisition of long-term debt                                                (399.6)           (166.0)
  Redemption of preference stock                                                   (7.0)           (124.9)
  Common stock dividends paid                                                    (188.3)           (183.5)
  Other                                                                            (6.4)             (0.4)
                                                                           -------------    --------------
  Net cash used in financing activities                                          (159.0)           (187.2)
                                                                           -------------    --------------


Net (Decrease) Increase in Cash and Cash Equivalents                             (117.3)             52.5
Cash and Cash Equivalents at Beginning of Period                                  173.7             162.6
                                                                           -------------    --------------
Cash and Cash Equivalents at End of Period                              $          56.4   $         215.1
                                                                           =============    ==============

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                          $         174.9   $         170.7
    Income taxes paid                                                   $         102.2   $         108.5



See Notes to  Consolidated  Financial  Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

               BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Income (Unaudited)

                                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                                                 1999           1998               1999            1998
                                                              -----------    -----------         ----------     -----------
                                                                        (In Millions, Except Per-Share Amounts)
Revenues
  Electric                                                  $      691.4   $      722.5        $   1,737.5    $    1,746.8
  Gas                                                               62.9           62.1              337.3           324.7
  Diversified businesses                                             1.7          149.4              282.7           496.2
                                                              -----------    -----------         ----------     -----------
  Total revenues                                                   756.0          934.0            2,357.5         2,567.7

Expenses Other Than Interest and Income Taxes
  Electric fuel and purchased energy                               129.9          149.4              375.3           391.5
  Gas purchased for resale                                          21.3           21.6              156.4           152.0
  Operations                                                       126.4          129.4              396.7           395.3
  Maintenance                                                       40.7           38.7              142.5           130.8
  Diversified businesses - selling, general, and administrative      1.2          122.9              221.3           393.8
  Depreciation and amortization                                     89.0           89.6              267.5           275.6
  Taxes other than income taxes                                     64.2           62.0              175.6           168.6
                                                              -----------    -----------         ----------     -----------
  Total expenses other than interest and income taxes              472.7          613.6            1,735.3         1,907.6
                                                              -----------    -----------         ----------     -----------
Income From Operations                                             283.3          320.4              622.2           660.1

Other Income
  Allowance for equity funds used during construction                1.5            1.8                5.2             5.0
  Equity in earnings of Safe Harbor Water Power Corporation          1.2            1.2                3.8             3.7
  Net other income and (deductions)                                 (0.5)           0.5               (3.6)           (2.5)
                                                              -----------    -----------         ----------     -----------
  Total other income                                                 2.2            3.5                5.4             6.2
                                                              -----------    -----------         ----------     -----------
Income Before Interest and Income Taxes                            285.5          323.9              627.6           666.3

Interest Expense
  Interest charges                                                  48.1           64.1              162.3           186.3
  Capitalized interest                                                 -           (0.7)              (0.4)           (2.7)
  Allowance for borrowed funds used during construction             (0.8)          (1.0)              (2.8)           (2.7)
                                                              -----------    -----------         ----------     -----------
  Net interest expense                                              47.3           62.4              159.1           180.9
                                                              -------------  -----------         ----------     -----------
Income Before Income Taxes                                         238.2          261.5              468.5           485.4

Income Taxes
  Current                                                           80.5           72.4              169.1           160.5
  Deferred                                                           4.9           23.2                3.5            19.4
  Investment tax credit adjustments                                 (2.1)          (1.8)              (6.4)           (5.5)
                                                              -----------    -----------         ----------     -----------
  Total income taxes                                                83.3           93.8              166.2           174.4
                                                              -----------    -----------         ----------     -----------

Net Income                                                         154.9          167.7              302.3           311.0
Preference Stock Dividends                                           3.4            6.8               10.2            18.3
                                                              -----------    -----------         ----------     -----------
Earnings Applicable to Common Stock                         $      151.5   $      160.9        $     292.1    $      292.7
                                                              ===========    ===========         ==========     ===========








Consolidated Statements of Comprehensive Income (Unaudited)

Net Income                                                  $      154.9   $      167.7        $     302.3    $      311.0
Other comprehensive loss, net of taxes                                 -           (0.5)              (3.4)           (0.6)
                                                              -----------    -----------         ----------     -----------
Comprehensive Income                                        $      154.9   $      167.2        $     298.9    $      310.4
                                                              ===========    ===========         ==========     ===========


See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                                    September 30         December 31,
                                                                        1999*                1998
                                                                    --------------       --------------

                                                                               (In Millions)


  ASSETS
  Current Assets
    Cash and cash equivalents                                     $          15.5      $         173.7
    Accounts receivable (net of allowance for uncollectibles
          of $13.0 and $20.3 respectively)                                  352.8                401.8
    Trading securities                                                          -                119.7
    Fuel stocks                                                              86.3                 85.4
    Materials and supplies                                                  141.0                145.1
    Prepaid taxes other than income taxes                                   101.7                 68.8
    Assets from energy trading activities                                       -                160.2
    Other                                                                    10.1                 21.4
                                                                    --------------       --------------

    Total current assets                                                    707.4              1,176.1
                                                                    --------------       --------------

  Investments and Other Assets
    Real estate projects and investments                                        -                353.9
    Power projects                                                              -                656.8
    Financial investments                                                       -                198.0
    Nuclear decommissioning trust fund                                      205.5                181.4
    Net pension asset                                                        97.3                108.0
    Safe Harbor Water Power Corporation                                      34.5                 34.4
    Senior living facilities                                                    -                 93.5
    Other                                                                    59.7                115.4
                                                                    --------------       --------------

    Total investments and other assets                                      397.0              1,741.4
                                                                    --------------       --------------

  Utility Plant
    Plant in service
      Electric                                                            7,053.1              6,890.3
      Gas                                                                   958.7                921.3
      Common                                                                567.7                552.8
                                                                    --------------       --------------

      Total plant in service                                              8,579.5              8,364.4
    Accumulated depreciation                                             (3,256.4)            (3,087.5)
                                                                    --------------       --------------

    Net plant in service                                                  5,323.1              5,276.9
    Construction work in progress                                           177.8                223.0
    Nuclear fuel (net of amortization)                                      143.1                132.5
    Plant held for future use                                                12.9                 24.3
                                                                    --------------       --------------

    Net utility plant                                                     5,656.9              5,656.7
                                                                    --------------       --------------

  Deferred Charges
    Regulatory assets (net)                                                 572.2                565.7
    Other                                                                    47.0                 55.1
                                                                    --------------       --------------

    Total deferred charges                                                  619.2                620.8
                                                                    --------------       --------------


  TOTAL ASSETS                                                    $       7,380.5      $       9,195.0
                                                                    ==============       ==============


* Unaudited

See Notes to Consolidated Financial Statements.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item 1.  Financial Statements

Consolidated Balance Sheets

                                                                    September 30,        December 31,
                                                                        1999*                1998
                                                                    --------------       --------------

                                                                               (In Millions)


  LIABILITIES AND CAPITALIZATION
  Current Liabilities
    Short-term borrowings                                         $          22.5      $             -
    Current portions of long-term debt and preference stock                 615.0                541.7
    Accounts payable                                                        189.8                249.6
    Customer deposits                                                        39.8                 35.5
    Accrued taxes                                                            54.5                  6.5
    Accrued interest                                                         47.9                 58.6
    Dividends declared                                                        3.3                 66.1
    Accrued vacation costs                                                   34.9                 34.7
    Liabilities from energy trading activities                                  -                126.2
    Other                                                                    23.3                 45.3
                                                                    --------------       --------------

    Total current liabilities                                             1,031.0              1,164.2
                                                                    --------------       --------------

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                 1,062.7              1,309.1
    Postretirement and postemployment benefits                              229.2                217.0
    Deferred investment tax credits                                         111.6                118.0
    Decommissioning of federal uranium enrichment facilities                 30.8                 30.8
    Other                                                                    57.6                 56.3
                                                                    --------------       --------------

    Total deferred credits and other liabilities                          1,491.9              1,731.2
                                                                    --------------       --------------


  Long-term Debt
    First refunding mortgage bonds of BGE                                 1,412.8              1,554.2
    Other long-term debt of BGE                                           1,135.8              1,000.8
    Company obligated mandatorily redeemable
         trust preferred securities                                         250.0                250.0
    Long-term debt of diversified businesses                                 33.0                870.2
    Unamortized discount and premium                                        (11.2)               (12.4)
    Current portion of long-term debt                                      (614.9)              (534.7)
                                                                    --------------       --------------

    Total long-term debt                                                  2,205.5              3,128.1
                                                                    --------------       --------------

  Redeemable Preference Stock                                                   -                  7.0
    Current portion of redeemable preference stock                              -                 (7.0)
                                                                    --------------       --------------

    Total redeemable preference stock                                           -                    -
                                                                    --------------       --------------

  Preference Stock Not Subject to Mandatory Redemption                      190.0                190.0
                                                                    --------------       --------------

  Common Shareholder's Equity
    Common stock                                                          1,493.6              1,485.1
    Retained earnings                                                       968.5              1,490.3
    Accumulated other comprehensive income                                      -                  6.1
                                                                    --------------       --------------

    Total common shareholder's equity                                     2,462.1              2,981.5
                                                                    --------------       --------------

    Total capitalization                                                  4,857.6              6,299.6
                                                                    --------------       --------------


  TOTAL LIABILITIES AND CAPITALIZATION                            $       7,380.5      $       9,195.0
                                                                    ==============       ==============



* Unaudited

See Notes to Consolidated Financial Statements.

               BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item 1.  Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                        1999               1998
                                                                     ------------       ------------
                                                                              (In Millions)
Cash Flows From Operating Activities
  Net income                                                       $       302.3      $       311.0
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                          307.6              312.8
    Deferred income taxes                                                    3.6               19.4
    Investment tax credit adjustments                                       (6.4)              (5.5)
    Deferred fuel costs                                                    (51.2)               1.9
    Accrued pension and postemployment benefits                             35.0               18.4
    Allowance for equity funds used during construction                     (5.2)              (5.0)
    Equity in earnings of affiliates and joint ventures (net)               29.0              (47.7)
    Changes in assets from energy trading activities                      (120.1)             (51.2)
    Changes in liabilities from energy trading activities                   76.3               49.2
    Changes in other current assets                                        (73.2)             (47.8)
    Changes in other current liabilities                                    41.9              115.4
    Other                                                                   32.5                1.5
                                                                     ------------       ------------
  Net cash provided by operating activities                                572.1              672.4
                                                                     ------------       ------------

Cash Flows From Investing Activities
  Utility construction expenditures (including AFC)                       (246.1)            (215.7)
  Allowance for equity funds used during construction                        5.2                5.0
  Nuclear fuel expenditures                                                (45.0)             (49.0)
  Deferred energy conservation expenditures                                 (0.9)             (15.2)
  Contributions to nuclear decommissioning trust fund                      (13.2)             (13.2)
  Purchases of marketable equity securities                                 (9.2)             (26.8)
  Sales of marketable equity securities                                      6.0               26.2
  Other financial investments                                                6.7               14.1
  Real estate projects and investments                                      22.0                7.8
  Power projects                                                           (17.9)             (87.6)
  Other                                                                    (16.7)             (60.7)
                                                                     ------------       ------------
  Net cash used in investing activities                                   (309.1)            (415.1)
                                                                     ------------       ------------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                1,608.3            1,962.2
    Long-term debt                                                         257.2              447.4
    Common stock                                                             9.5               32.5
  Repayments of short-term borrowings                                   (1,585.8)          (2,154.5)
  Reacquisition of long-term debt                                         (375.3)            (166.0)
  Redemption of preference stock                                            (7.0)            (124.9)
  Common stock dividends paid                                             (188.3)            (183.5)
  Preference stock dividends paid                                          (10.3)             (17.6)
  Distribution of cash to Constellation Energy                            (128.2)                 -
  Other                                                                     (1.3)              (0.4)
                                                                     ------------       ------------
  Net cash used in financing activities                                   (421.2)            (204.8)
                                                                     ------------       ------------

Net (Decrease) Increase in Cash and Cash Equivalents                      (158.2)              52.5
Cash and Cash Equivalents at Beginning of Period                           173.7              162.6
                                                                     ------------       ------------
Cash and Cash Equivalents at End of Period                         $        15.5      $       215.1
                                                                     ============       ============

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                     $       155.0      $       170.7
    Income taxes paid                                              $        99.4      $       108.5


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


Basis of Presentation
---------------------
    This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. The consolidated financial statements of Constellation Energy include the accounts of Constellation Energy, BGE and its subsidiaries, Constellation Enterprises, Inc. and its subsidiaries, and Constellation Nuclear Services, Inc. The consolidated financial statements of BGE include the accounts of BGE, District Chilled Water General Partnership (ComfortLink), and BGE
Capital Trust I. As Constellation Enterprises and its subsidiaries were subsidiaries of BGE prior to April 30, 1999, they are included in the consolidated financial statements of BGE through that date.

    References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. Reference in this report to the "utility business" is to BGE.

Deregulation of Electric Generation
-----------------------------------
    On November 10, 1999, the Maryland PSC issued a Restructuring Order that resolves the major issues surrounding electric restructuring. See the "Competition and Response to Regulatory Change" section on page 20 for a detailed discussion of the Restructuring Order.


Information by Operating Segment
--------------------------------

                                                        Energy        Other        Unallocated
                           Electric        Gas         Services    Diversified      Corporate
                           Business     Business      Businesses    Businesses      Items (a)     Eliminations   Consolidated
                          ------------ ------------ ------------- --------------- -------------- ------------- ---------------

For the three months ended September 30,                                           (in millions)

1999
Unaffiliated revenues        $ 691.2      $ 60.1        $ 222.6       $  (3.5)        $    -       $      -        $ 970.4
Intersegment revenues            0.2         2.8           14.7          (0.2)             -           (17.5)           -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues                 691.4        62.9          237.3          (3.7)             -           (17.5)        970.4
Net income (loss)              152.3        (0.7)           7.2         (22.2)           (0.5)            -          136.1
Segment assets               6,409.0       928.5        1,720.6         736.9           (16.5)          (6.8)      9,771.7

1998

Unaffiliated revenues        $ 722.5      $ 62.1        $ 130.9        $ 18.5          $   -       $       -       $ 934.0
Intersegment revenues            1.2          -            10.3          (0.9)             -           (10.6)           -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues                 723.7        62.1          141.2          17.6              -           (10.6)        934.0
Net income (loss)              155.6        (1.8)          18.1         (11.1)            0.1             -          160.9
Segment assets               6,467.0       932.7        1,057.0         827.7           (29.2)        (111.2)      9,144.0




                                                        Energy        Other        Unallocated
                           Electric        Gas         Services    Diversified      Corporate
                           Business     Business      Businesses    Businesses      Items (a)     Eliminations   Consolidated
                          ------------ ------------ ------------- --------------- -------------- ------------- ---------------


For the nine months ended September 30,                                           (in millions)

1999
Unaffiliated revenues      $ 1,737.2      $ 332.7      $ 581.3         $ 71.4        $     -        $    -      $ 2,722.6
Intersegment revenues            0.7          7.4         27.0           (0.4)             -          (34.7)           -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues               1,737.9        340.1        608.3           71.0              -          (34.7)      2,722.6
Net income (loss)              253.4         21.5         42.2          (28.9)           (1.3)           -          286.9
Segment assets               6,409.0        928.5      1,720.6          736.9           (16.5)         (6.8)      9,771.7

1998


Unaffiliated revenues      $ 1,746.8      $ 324.7      $ 365.8        $ 130.4          $   -        $    -      $ 2,567.7
Intersegment revenues            1.3           -          10.8           (0.6)             -          (11.5)           -
                           ----------- ------------ ------------- --------------- -------------- ------------- ---------------
Total revenues               1,748.1        324.7        376.6          129.8              -          (11.5)      2,567.7
Net income (loss)              249.0         15.6         36.6           (8.6)            0.1            -          292.7
Segment assets               6,467.0        932.7      1,057.0          827.7           (29.2)       (111.2)      9,144.0



(a) A holding company for our diversified businesses does not allocate the items presented in the table to our Energy Services and Other Diversified businesses.

--------------------------------------------------------------------------------
Financing Activity
------------------

Constellation Energy
--------------------
    As discussed on page 11, effective April 30, 1999, BGE's outstanding common stock automatically became shares of common stock of Constellation Energy. During the period from January 1, 1999 through the date of this report, we issued a total of 310,775 shares of common stock, without par value, under the Shareholder Investment Plan. Net proceeds were about $9.5 million.

    In June 1999, Constellation Energy arranged a $135 million revolving credit agreement for short-term financial needs, including letters of credit. This facility replaced a similar facility at one of Constellation Energy's diversified businesses. As of the date of this report, letters of credit totaling $23.7 million were issued under this facility.

    As of the date of this report, Constellation Energy has issued guarantees in an amount up to $49.7 million to support the contractual performance of certain of its diversified subsidiaries.


BGE
---
    BGE issued the following medium-term notes during the period from January 1, 1999 through the date of this report:

                                         Date      Net
                            Principal   Issued   Proceeds
                            ---------   ------   --------
                                   (In millions)
Series G
--------
Floating rate, due 2001        $60.0    3/99       $59.9
Series H
--------
Floating rate, due 2001         27.0    3/99        26.9
Floating rate, due 2000        150.0    9/99       149.8

     In the future, BGE may purchase some of its long-term debt or preference stock in the market. This will depend on market conditions and BGE's capital structure, including the mix of secured and unsecured debt.

Diversified Businesses
----------------------
     Please refer to the "Capital Requirements of our Diversified Businesses" section of Management's Discussion and Analysis on page 31 for information about the debt of our diversified businesses.

Commitments
-----------
    In 1998, Constellation Power Source, Inc., our power marketing and trading business, and Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., formed Orion Power Holdings, Inc. to acquire electric generating plants in the United States and Canada. Constellation Power Source owns a minority interest in Orion, and has committed to contribute up to $175 million in equity to fund its investment in Orion. To date, Constellation Power Source has funded $104 million of this commitment.

Environmental Matters
---------------------
    The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations - Title IV and Title I.

    Title IV addresses emissions of sulfur dioxide. Compliance is required in two phases:

      o Phase I became effective January 1, 1995. We met the requirements of this phase by installing flue gas desulfurization systems, switching fuels, and retiring some units.
      o Phase II must be implemented by January 1, 2000. We will meet the compliance requirements through a combination of switching fuels and allowance trading.

    Title I addresses NOx emissions.  The Maryland Department of the Environment
(MDE) issued NOx regulations effective June 1, 1998. The MDE regulations require major NOx sources to reduce NOx emissions up to 65% by May 1, 2000. We are currently negotiating with the MDE to settle issues regarding the May 1, 2000 compliance date. In the meantime, we are taking steps to control NOx emissions at our generating plants.

    The Environmental Protection Agency (EPA) issued a final rule in September 1998 that requires the reduction of NOx emissions up to 85% by 22 states including Maryland and Pennsylvania. This rule was appealed by several groups including utilities and states. A final decision on the appeal is expected in early 2000.

    Based on the MDE and EPA regulations, we currently estimate that the additional controls needed at our generating plants to meet MDE's 65% NOx emission reduction requirements will cost approximately $135 million. Through the date of this report, we have spent approximately $38 million to meet MDE's 65% reduction requirements. We estimate the additional cost for EPA's 85% reduction requirements to be approximately $35 million.

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

    We can, however, estimate that our current 15.43% share of the reasonably possible cleanup costs at one of these sites, Metal Bank of America (a metal reclaimer in Philadelphia), could be as much as $4.9 million higher than amounts we have recorded as a liability on our Consolidated Balance Sheets. This estimate is based on a Record of Decision issued by the EPA.

    On July 12, 1999, the EPA notified us, along with nineteen other entities, that we may be a potentially responsible party at the 68th Street Dump Site, also known as the Robb Tyler Dump located in Baltimore, Maryland. The EPA indicated that it is proceeding with plans to conduct a remedial investigation and feasibility study. This site was proposed for listing on the federal Superfund list in January 1999, but the list has not been finalized. Although our potential liability cannot be estimated, we do not expect such liability to be material based on our records showing that we did not send waste to the site. We discuss this site further in BGE's 1998 Annual Report on Form 10-K.

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

    We have insurance policies that cover these contingencies, but the policies have certain industry standard exclusions. Furthermore, the costs that could result from a covered major accident or a covered extended outage at either of the Calvert Cliffs units could exceed our insurance coverage limits.

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

Recoverability of Electric Fuel Costs
-------------------------------------
    Historically and until July 1, 2000, we are allowed to recover our cost of electric fuel if the Maryland Public Service Commission (Maryland PSC) finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. To do this, the Maryland PSC will evaluate the performance of our generating plants, and will determine if we used all reasonable and cost-effective maintenance and operating control procedures.

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

    Under the terms of the Restructuring Order, BGE's electric fuel rate clause will be discontinued effective July 1, 2000. After that date, earnings will be affected by changes in the cost of fuel and energy. We discuss competition and its impact on BGE's generation business further in the "Competition and Response to Regulatory Change" section of Management's Discussion and Analysis on page
20. The discontinuance of BGE's electric fuel rate clause is discussed further in the "Regulation by the Maryland PSC" section in Management's Discussion and Analysis on page 18.

California Power Purchase Agreements
------------------------------------
    Constellation Power, Inc. and subsidiaries and Constellation Investments, Inc. (whose power projects are managed by Constellation Power) have $308.2 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Under these agreements, the projects supply electricity to utility companies at:

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

    We use the term "transition period" to describe the time frame when the 10-year periods for fixed energy rates expire for these 14 power generation projects and they begin supplying electricity at variable rates. The transition period for some of the projects began in 1996 and will continue for the remaining projects through 2000.

    The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect the revenues from those projects also to be lower than they are under fixed rates.

    We discuss the earnings for these projects in the "Diversified Businesses" section beginning on page 26.

Other Diversified Businesses
----------------------------
    We discuss our other diversified businesses' activities further in the "Diversified Businesses" section beginning on page 26.

Item 2. Management's Discussion


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

    Our energy services businesses are:

    o Constellation Power Source,(TM) Inc. -- our wholesale power marketing and trading business,
    o Constellation Power, Inc.,(TM) and Subsidiaries -- our power projects business,
    o Constellation Energy Source,(TM) Inc. -- our energy products and services business,
    o Constellation Nuclear Services, (TM) Inc. -- our nuclear consulting services business,
    o BGE Home Products & Services,(TM) Inc. and Subsidiaries -- our home products, commercial building systems, and residential and small commercial gas retail marketing business, and
    o District Chilled Water General Partnership (ComfortLink(R)) -- a general partnership in which BGE is a partner that provides cooling services for commercial customers in Baltimore.

    Constellation Enterprises, Inc. also has two other subsidiaries:

    o   Constellation   Investments,(TM)   Inc.  --  our  financial  investments
        business, and
    o Constellation Real Estate Group,(TM) Inc. -- our real estate and senior-living facilities business.

    This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. The consolidated financial statements of Constellation Energy include the accounts of Constellation Energy, BGE and its subsidiaries, Constellation Enterprises, Inc. and its subsidiaries, and Constellation Nuclear Services, Inc. The consolidated financial statements of BGE include the accounts of BGE, ComfortLink, and BGE Capital Trust I. As Constellation Enterprises and its subsidiaries were subsidiaries of BGE prior to April 30, 1999, they are included in the consolidated financial statements of BGE through that date.

    References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. Reference in this report to the "utility business" is to BGE.

Deregulation and Strategy
-------------------------
    The electric utility industry is undergoing rapid and substantial change. On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. In addition, on June 29, 1999, BGE and a majority of the active parties involved in the electric restructuring proceeding filed a proposed settlement agreement with the Maryland Public Service Commission (Maryland PSC) that addresses the major issues surrounding electric restructuring. On November 10, 1999, the Maryland PSC issued a Restructuring Order that approved the proposed settlement agreement.

    All electric customers, except a few commercial and industrial companies that have signed contracts with BGE, will be able to choose suppliers on July 1, 2000. Also, upon receipt of all regulatory approvals, on July 1, 2000, all of
BGE's generation assets will be moved to nonregulated subsidiaries of Constellation Energy. These assets represent about 6,240 megawatts of generation capacity. These matters are discussed further in the "Competition and Response to Regulatory Change" section on page 20.

    In Maryland, all gas customers were able to choose suppliers beginning November 1, 1999.

    This change toward customer choice will significantly impact our business going forward. In response to this change, we regularly evaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory change. We will continue to invest in the growth of our nonregulated businesses, especially our power projects and power marketing and trading businesses, with the objective of providing new sources of earnings in anticipation of lower electric utility revenues. In addition, we might consider one or more of the following strategies:

    o the complete or partial separation of our transmission and distribution functions,
    o   the construction, purchase or sale of generation assets,
    o   mergers or acquisitions of utility or non-utility businesses,
    o   spin-off or sale of one or more businesses, and
    o   growth of earnings from other nonregulated businesses.

    We cannot predict whether any of the strategies described above may actually occur, or what their effect on our financial condition or competitive position might be. However, with the shift toward customer choice, competition, and the growth of our nonregulated subsidiaries, various factors will affect our results of operations and financial condition in the future. These factors include, but are not limited to, the loss of customers, higher volatility of earnings and cash flows, and increased financial requirements of our nonregulated subsidiaries. Please refer to the "Forward Looking Statements" section on page
38. Additional detail on competition is included in BGE's 1998 Annual Report on Form 10-K under the heading "Electric Regulatory Matters and Competition."

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

     As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters and nine months ended September 30, 1999 and 1998. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis is important in making decisions about your investments in Constellation Energy.

     Also, this discussion and analysis is based on the operation of the electric generation portion of our utility business under current rate regulation. Our electric business will change significantly beginning July 1, 2000 as we enter into the transition to full retail customer choice for electric generation. Accordingly, the results of operations and financial condition described in this discussion and analysis are not necessarily indicative of future performance.

-------------------------------------------------------------------------------


Results of Operations for the Quarter and Nine Months Ended September 30, 1999 Compared With the Same Periods of 1998
-------------------------------------------------------------------------------

    In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our utility business and for our diversified businesses.

Overview
--------

Total Earnings per Share of Common Stock
----------------------------------------

                         Quarter Ended Nine Months Ended
                          September 30    September 30
                        --------------- ----------------
                          1999    1998    1999     1998
                        ------- ------- -------- -------
Utility business......   $1.02   $1.03   $1.84    $1.78
Diversified businesses    (.11)    .05     .08      .19
                          ----     ---     ---      ---
Total earnings
   per share..........  $  .91   $1.08   $1.92    $1.97
                        ======   =====   =====    =====


Quarter Ended September 30, 1999
--------------------------------
    Our total earnings for the quarter ended September 30, 1999 decreased $24.8 million, or $.17 per share, compared to the same period of 1998.

    In the third quarter of 1999, we had lower utility earnings compared to the same period of 1998 mostly because we deferred $37.5 million of electric revenues to reflect certain terms of the proposed settlement agreement with the Maryland PSC, and we incurred costs associated with Hurricane Floyd. This decrease in utility earnings compared to 1998 was partially offset by the settlement of a capacity contract with PECO Energy Company (PECO) in the third quarter of 1998. We discuss our utility earnings in more detail in the "Utility Business" section on page 18.

    In the third quarter of 1999, diversified business earnings decreased compared to the same period of 1998 mostly because of lower earnings from our power projects and financial investments businesses. This decline was partially offset by higher earnings from our power marketing and trading business. We discuss our diversified business earnings further in the "Diversified Businesses" section beginning on page 26.

Nine Months Ended September 30, 1999
------------------------------------
    Our total earnings for the nine months ended September 30, 1999 decreased $5.8 million, or $.05 per share, compared to the same period of 1998.

    In the nine months ended September 30, 1999, we had higher utility earnings compared to the same period of 1998 mostly because we sold more electricity and gas this year and we settled a capacity contract with PECO in 1998. The increase in utility earnings was partially offset by the deferral of $37.5 million of electric revenues as discussed above, and higher operations and maintenance expenses mostly due to Hurricane Floyd and a major winter ice storm. We discuss our utility earnings in more detail in the "Utility Business" section below.

    In the nine months ended September 30, 1999, diversified business earnings decreased compared to the same period of 1998 mostly because of lower earnings from our power projects and financial investments businesses. This decline was partially offset by higher earnings from our power marketing and trading business. We discuss our diversified business earnings further in the "Diversified Businesses" section beginning on page 26.

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

    From time to time, when necessary to cover increased costs, we ask the Maryland PSC for base rate increases. Similarly, other parties may petition the Maryland PSC to lower BGE's base rates. The Maryland PSC holds hearings to determine what changes, if any, should be made to base rates. The Maryland PSC has historically allowed us to increase base rates to recover increased utility plant asset costs, plus a profit, beginning at the time of replacement. Generally, rate increases improve our utility earnings because they allow us to collect more revenue. However, rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. Under the Restructuring Order, BGE's electric base rates are frozen at the current levels until July 1, 2000. At that time, electric residential customer choice begins and residential base rates will decrease by about $54 million per year. Those reduced rates will be frozen until June 30, 2006.

    The Maryland PSC allows us to include in base rates a component to recover money spent on conservation programs. This component is called a "conservation surcharge." However, under this surcharge the Maryland PSC limits what our profit can be. If, at the end of the year, we have exceeded our allowed profit, we defer (include as a liability in our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) the excess in that year and we lower the amount of future surcharges to our customers to correct the amount of overage, plus interest. Under the Restructuring Order, the electric conservation surcharge and associated profit limitation will be discontinued effective July 1, 2000.

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

    We discuss this in more detail in Note 1 of BGE's 1998 Annual Report on Form 10-K.

    Changes in the fuel rate normally do not affect earnings. However, if the Maryland PSC disallows recovery of any part of the fuel costs, our earnings are reduced. We discuss this in the "Recoverability of Electric Fuel Costs" section of the Notes to Consolidated Financial Statements on page 15.

    Under the Restructuring Order, BGE's electric fuel rate clause will be discontinued effective July 1, 2000. After that date, earnings will be affected by the changes in the cost of fuel and energy. In addition, any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause will be refunded to or collected from our customers over a period to be determined by the Maryland PSC. At September 30, 1999, BGE's actual costs of fuel and energy were $66.1 million higher than the electric fuel rate revenues collected from customers.

    We also charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the "Gas Cost Adjustments" section on page 24.

    Please refer to the "Competition and Response to Regulatory Change" section on page 20 for a detailed discussion of the Restructuring Order.


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

    We show the number of heating and cooling degree days in the quarters and nine months ended September 30, 1999 and 1998 and the percentage change in the number of degree days between these periods in the following table:

                       Quarter Ended    Nine Months Ended
                        September 30      September 30
                      ---------------  ------------------
                        1999    1998     1999      1998
                      -------- ------  --------  --------

Heating degree days...   75      74    2,981     2,559
  Percent change
  compared to prior period  1.4%             16.5%

Cooling degree days...  629     625      832       904
  Percent change
  compared to prior period  0.6%            (8.0)%

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

   On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the "Act") and accompanying tax legislation that will significantly restructure Maryland's electric utility industry and modify the industry's tax structure. Major elements of the Act and the accompanying tax legislation are discussed in detail in our June 30, 1999 Quarterly Report on Form 10-Q.

    On June 29, 1999, BGE and a majority of the active parties involved in the electric restructuring proceeding filed a proposed settlement agreement with the Maryland PSC. On November 10, 1999, the Maryland PSC issued a Restructuring Order that approved the proposed settlement agreement. The Restructuring Order resolves the electric restructuring proceeding (transition costs, customer price protections, and unbundled rates for electric services) and the petition filed in September 1998 by the Office of People's Counsel (OPC) to lower our electric base rates. In addition, the Restructuring Order accelerates the timetable for customer choice and addresses certain other provisions of the Act. There is a 30-day period to file an appeal to the Restructuring Order. We cannot predict whether an appeal will be filed. The electric restructuring proceeding and the petition filed by the OPC are discussed in BGE's 1998 Annual Report on Form 10-K. The major provisions of the Restructuring Order are:

    o All customers, except a few commercial and industrial companies that have signed contracts with BGE, will be able to choose their electric energy supplier beginning July 1, 2000. BGE will provide a standard offer service for customers that do not select an alternative supplier. In either case, BGE will continue to deliver electricity to all customers in areas traditionally served by BGE.
    o BGE will reduce residential base rates by approximately 6.5%, on average about $54 million a year, beginning July 1, 2000. These rates will not change before July 2006.
    o Commercial and industrial customers will have up to four service options that will fix electric energy rates and transition charges for a period that generally ranges from four to six years.
    o Electric delivery service rates will be frozen for a four-year period for commercial and industrial customers. The generation and transmission components of rates will be frozen for different time periods depending on the service options selected by those customers.
    o BGE will be allowed to recover $528 million of its potentially stranded investments and utility restructuring costs through a competitive transition charge on customers' bills. Residential customers will pay this charge for six years. Commercial and industrial customers will pay in a lump sum or over the four to six-year period, depending on the service option selected by each customer.
    o Generation-related regulatory assets and nuclear decommissioning costs will be included in delivery service rates effective July 1, 2000 and will be recovered on a basis approximating their existing amortization schedules.
    o   Starting  July 1,  2000,  BGE  will  unbundle  rates  to  show  separate components for delivery service, transition charges, standard offer services (generation), transmission, universal service, and taxes.
    o On July 1, 2000, BGE will transfer, at book value, its ten Maryland-based fossil and nuclear power plants and its partial ownership interest in two coal plants and a hydroelectric plant in Pennsylvania to nonregulated subsidiaries of Constellation Energy.
    o BGE will reduce its generation assets, as described later in this section, by $150 million (pre-tax) during the period July 1, 1999 - June 30, 2000 to mitigate a portion of BGE's potentially stranded investments.
    o Universal service is provided for low-income customers without increasing their bills. BGE will provide its share of a statewide fund totaling $34 million.

    We believe that the Restructuring Order provides sufficient details of the transition plan to competition for BGE's electric generation business to require BGE to discontinue the application of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation for that portion of our business. Accordingly, in the fourth quarter of 1999, we will adopt the provisions of SFAS No. 101, Regulated

Enterprises - Accounting for the Discontinuation of FASB Statement No. 71 and Emerging Issues Task Force Consensus (EITF) No. 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101 for BGE's electric generation business. BGE's transmission and distribution business continues to meet the requirements of SFAS No. 71 as that business remains regulated. We describe the effect of applying these accounting requirements in the following discussion.

    SFAS No. 101 requires the elimination of the effects of rate regulation that have been recognized as regulatory assets and liabilities pursuant to SFAS No.
71. Under the Restructuring Order, BGE's generation-related net regulatory assets will be effectively recovered through BGE's regulated transmission and distribution business. We expect that there will be no net impact on BGE's or Constellation Energy's earnings associated with the recovery of the generation-related net regulatory assets.

    Pursuant to SFAS No. 101, the book value of property, plant, and equipment may not be adjusted unless those assets are impaired under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The process of evaluating and measuring impairment under the provisions of SFAS No. 121 involves two steps. First, we must compare the net book value of each generating plant to the estimated undiscounted future net operating cash flows from that plant. An electric generating plant is considered impaired when its undiscounted future net operating cash flows are less than its net book value. Second, we compute the fair value of each plant that is determined to be impaired based on the present value of that plant's estimated future net operating cash flows discounted using an interest rate that considers the risk of operating that facility in a competitive environment. To the extent that the net book value of each impaired electric generation plant exceeds its fair value, we must record a write-down.

    Under the Restructuring Order, BGE will recover $528 million of its potentially stranded investments and utility restructuring costs through the competitive transition charge component of its customer rates beginning July 1, 2000. This recovery mostly relates to the stranded costs associated with BGE's Calvert Cliffs Nuclear Power Plant, whose book value is substantially higher than its estimated fair value. However, Calvert Cliffs is not considered impaired under the provisions of SFAS No. 121 since its estimated future undiscounted cash flows exceed its book value. Accordingly, BGE will not record any impairment write-down related to Calvert Cliffs. We will, however, recognize impairment losses associated with certain of our fossil plants under the provisions of SFAS No. 121.

    BGE has contracts to purchase electric capacity and energy that are expected to be uneconomic upon the deregulation of electric generation. Therefore, we must record a charge based on the net present value of the excess of estimated contract costs over the market-based revenues to recover these costs over the remaining terms of the contracts. In addition, BGE has deferred certain energy conservation expenditures that will not be recovered through its transmission and distribution business under the Restructuring Order. Accordingly, we must record a charge to eliminate the regulatory asset previously established for these deferred expenditures.

    At the date of this report, we estimate that the total charge for BGE's electric generating plants that are impaired, losses on uneconomic purchased capacity and energy contracts, and deferred energy conservation expenditures is approximately $150 million to $175 million (after-tax). The actual charge will be recorded in the fourth quarter of 1999.

    BGE will record approximately $95 million of this charge on its balance sheet. This will consist of establishing a $150 million regulatory asset of its regulated transmission and distribution business, net of approximately $55 million of associated deferred income taxes. The regulatory asset will be amortized as it is recovered from ratepayers through June 30, 2000. This will accomplish the $150 million reduction of its generation plants required by the Restructuring Order.

    We will record an after-tax, extraordinary charge against earnings for the approximately $55 million to $80 million remaining portion of the $150 million to $175 million described above that will not be recovered under the Restructuring Order.

    As a condition of the Maryland PSC's consolidation of the September 3, 1998 Office of People's Counsel petition to lower electric base rates with BGE's electric restructuring transition proposal, we agreed to make our rates subject to refund effective July 1, 1999. Therefore, BGE deferred $37.5 million of revenues it collected during the third quarter pending the Maryland PSC's approval of the proposed settlement. However, with the issuance of the Restructuring Order, these deferred revenues will be reversed in the fourth quarter, as our current rates will be frozen through June 30, 2000. In the fourth quarter, BGE will also record $75 million in amortization expense or one-half of the $150 million reduction of generation plants provided for in the Restructuring Order as discussed above.

Gas Business
------------
    Currently, no regulation exists for the wholesale price of natural gas as a commodity, and the regulation of interstate transmission at the federal level has been reduced. All BGE industrial and commercial gas customers, and effective November 1, 1999, all BGE residential customers, have the option to purchase gas from other suppliers.


Utility Business Earnings per Share of Common Stock
---------------------------------------------------

                       Quarter Ended    Nine Months Ended
                        September 30      September 30
                      ---------------  ------------------
                        1999      1998    1999      1998
                      --------  ------- --------  -------
 Electric business...  $1.02    $1.04   $1.70      $1.67
 Gas business........     -      (.01)    .14        .11
                        ----     ----     ---        ---
 Total utility
   earnings per share  $1.02    $1.03   $1.84      $1.78
                       =====    =====   =====      =====

    Our utility earnings for the quarter ended September 30, 1999 decreased $2.0 million, or $.01 per share compared to the same period of 1998. Our utility earnings for the nine months ended September 30, 1999, increased $10.3 million, or $.06 per share compared to the same period of 1998. We discuss the factors affecting utility earnings below.

    The discussion below reflects the operations of the electric generation portion of our utility business under current rate regulation by the Maryland PSC. Our electric business will change significantly beginning July 1, 2000 as we enter into the transition to full retail customer choice for electric generation. Also, upon receipt of all regulatory approvals, on July 1, 2000, all of BGE's generation assets will be moved to nonregulated subsidiaries of Constellation Energy. These assets represent about 6,240 megawatts of generation capacity. We have not determined the impact of transferring all of BGE's generation assets to nonregulated subsidiaries on BGE's assets, revenues and net income. However, such amounts could be material. We discuss this further in the "Deregulation and Strategy" section on page 16.


Electric Operations
-------------------

Electric Revenues
-----------------
    The changes in electric revenues in 1999 compared to 1998 were caused by:


                        Quarter Ended   Nine Months Ended
                        September 30      September 30
                       1999 vs. 1998      1999 vs. 1998
                      ---------------  ------------------
                                (In millions)
Electric system
  sales volumes.......   $  7.7             $ 25.7
Base rates............     10.8               10.3
Fuel rates............     (1.0)               0.9
                           ----                ---
Total change in electric
  revenues from electric
  system sales........     17.5               36.9
Interchange and
  other sales.........    (11.7)             (10.6)
Other.................    (37.1)             (35.9)
                          -----              -----
Total change in
  electric revenues...   $(31.3)            $ (9.6)
                         ======             ======

Electric System Sales Volumes
-----------------------------
    "Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

    The percentage changes in our electric system sales volumes, by type of customer, in 1999 compared to 1998 were:

                        Quarter Ended    Nine Months Ended
                        September 30       September 30
                       1999 vs. 1998       1999 vs. 1998
                      ---------------  --------------------
Residential..........       3.5%              4.3%
Commercial...........       0.2               1.4
Industrial...........     (11.9)             (7.3)

    During the quarter ended September 30, 1999, we sold more electricity to residential customers due to higher usage per customer and warmer weather. We sold about the same amount of electricity to commercial customers as we did during the same period of 1998. We sold less electricity to industrial customers mostly because usage by Bethlehem Steel (our largest customer) and other industrial customers decreased. Usage decreased at Bethlehem Steel as a result of a shut down from June to August for a planned upgrade to their facilities that temporarily reduced their electricity consumption.

    During the nine months ended September 30, 1999, we sold more electricity to residential customers due to higher usage per customer, colder winter weather, and an increased number of customers. The increase in sales to residential customers was partially offset by milder spring and early summer weather. We sold more electricity to commercial customers mostly due to colder winter weather and an increased number of customers. We sold less electricity to industrial customers mostly because usage by Bethlehem Steel and other industrial customers decreased.

Base Rates
----------
    During the quarter and nine months ended September 30, 1999, base rate revenues increased compared to the same periods of 1998 mostly because we had higher conservation surcharge revenues.

Fuel Rates
----------
    During the quarter and nine months ended September 30, 1999, fuel rate revenues were about the same compared to the same periods of 1998.


Interchange and Other Sales
---------------------------
    "Interchange  and  other  sales"  are  sales  in the  PJM  (Pennsylvania-New
Jersey-Maryland) Interconnection energy market and to others. The PJM is a regional power pool with members that include many wholesale market participants, as well as BGE and six other utility companies. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

    During the quarter and nine months ended September 30, 1999, we had lower interchange and other sales compared to the same periods of 1998 mostly because the increased demand for system sales reduced the amount of energy we had available for off-system sales.


Other
-----
    During the quarter and nine months ended September 30, 1999, other revenues decreased compared to the same periods of 1998 mostly because BGE deferred $37.5 million of electric revenues that it collected during the third quarter of 1999 on the basis that as of September 30, 1999 this amount was subject to refund pending the Maryland PSC's approval of the proposed settlement agreement. We discuss the revenue deferral further in the "Competition and Response to Regulatory Change" section on page 20.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                         Quarter Ended    Nine Months Ended
                         September 30       September 30
                      -----------------  ------------------
                        1999      1998      1999     1998
                      --------  -------   ------- ---------
                                 (In millions)

Actual costs......... $177.6   $169.9    $435.4    $408.6
Net deferral of costs
  under electric fuel
  rate clause (see
  Note 1 of BGE's
  1998 Form 10-K)....  (61.8)   (20.5)    (78.5)   (17.1)
                       -----    -----     -----    -----
Total electric fuel and
  purchased energy
  expenses........... $115.8   $149.4    $356.9   $391.5
                      ======   ======    ======   ======

Actual Costs
------------
    During the quarter and nine months ended September 30, 1999, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others was higher compared to the same periods of 1998 mostly because the price of electricity we bought from others was higher. The price of electricity changes based on market conditions, complex pricing formulas for PJM transactions, and contract terms. The increase in actual costs was partially offset by our settlement of a capacity contract with PECO in 1998.

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

    During the quarter and nine months ended September 30, 1999, our actual costs of fuel and energy were higher than the fuel rate revenues we collected from our customers.

Gas Operations
--------------

Gas Revenues
------------
    The changes in gas revenues in 1999 compared to 1998 were caused by:

                        Quarter Ended   Nine Months Ended
                        September 30      September 30
                       1999 vs. 1998      1999 vs. 1998
                      ---------------  ------------------
                                (In millions)
Gas system
  sales volumes.......    $ 1.0              $ 7.3
Base rates............     (0.3)               2.0
Weather normalization.      0.6                4.1
Gas cost adjustments..      2.2               15.0
                            ---               ----
Total change in gas
  revenues from gas
  system sales........      3.5               28.4
Off-system sales......     (5.8)             (20.9)
Other.................      0.3                0.5
                            ---                ---
Total change in
  gas revenues........    $(2.0)             $ 8.0
                          =====              =====

Gas System Sales Volumes
------------------------
    The percentage changes in our gas system sales volumes, by type of customer, in 1999 compared to 1998 were:

                        Quarter Ended   Nine Months Ended
                        September 30      September 30
                       1999 vs. 1998      1999 vs. 1998
                      ---------------  ------------------

   Residential........      0.7%              9.1%
   Commercial.........      8.5              12.7
   Industrial.........    (10.6)             (6.3)

    During the quarter ended September 30, 1999, we sold about the same amount of gas to residential customers as we did during the same period of 1998. We sold more gas to commercial customers due to higher usage per customer and an increased number of customers. We sold less gas to industrial customers mostly because usage by Bethlehem Steel and other industrial customers decreased. Usage by Bethlehem Steel decreased due to a shut down from June to August for a planned upgrade to their facilities.

    During the nine months ended September 30, 1999, we sold more gas to residential customers mostly because of two factors: colder winter weather and the number of customers increased. This was partially offset by lower usage per customer. We sold more gas to commercial customers mostly because of colder winter weather, increased usage per customer, and an increased number of customers. We sold less gas to industrial customers mostly because usage by Bethlehem Steel and other industrial customers decreased.

Base Rates
----------
    During the quarter ended September 30, 1999, base rate revenues were about the same compared to the same period of 1998.

    During the nine months ended September 30, 1999, base rate revenues were higher than they were during the same period of 1998. Effective March 1, 1998, the Maryland PSC allowed us to increase our base rates which increased our base rate revenues over the twelve-month period March 1998 through February 1999 by approximately $16 million.

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


Gas Cost Adjustments
--------------------
    We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC which include a market based rate incentive mechanism. These clauses operate similar to the electric fuel rate clause described in the "Electric Fuel Rate Clause" section on page 23. However, under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers, and does not significantly impact earnings.

    Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas sales and are included in gas system sales volumes.

    During the quarter ended September 30, 1999, gas cost adjustment revenues increased compared to the same period of 1998 mostly because we sold gas at a higher price.

    During the nine months ended September 30, 1999, gas cost adjustment revenues increased compared to the same period of 1998 mostly because we sold more gas at a higher price.

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

    During the quarter and nine months ended September 30, 1999, revenues from off-system gas sales decreased compared to the same periods of 1998 mostly because we sold less gas off-system.

Gas Purchased For Resale Expenses
---------------------------------

                         Quarter Ended    Nine Months Ended
                         September 30       September 30
                      ------------------ ------------------
                        1999      1998     1999      1998
                      --------  -------- -------   --------
                                    (In millions)

Actual costs........   $ 19.1   $ 19.4   $142.1     $148.5
Net recovery of
  costs under gas
  adjustment clauses      2.2      2.2     14.3        3.5
                      --------  -------- --------  ---------
Total gas
  purchased for
  resale expenses..    $ 21.3   $ 21.6   $156.4     $152.0
                      ======== ========  =======   ========

Actual Costs
------------
    Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers. During the quarter and nine months ended September 30, 1999, actual gas costs decreased compared to the same periods of 1998 mostly because we bought less gas for off-system sales.

Gas Adjustment Clauses
----------------------
    We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

    During the quarter and nine months ended September 30, 1999, our actual gas costs were lower than the fuel rate revenues we collected from our customers.


Other Operating Expenses
------------------------

Operations and Maintenance Expenses
-----------------------------------
    During the quarter ended September 30, 1999, operations and maintenance expenses were about the same compared to the same period of 1998. In 1999, operations and maintenance expenses include approximately $7.5 million of costs associated with Hurricane Floyd. This was offset by higher operations and maintenance expenses in the third quarter of 1998 associated with the annual refueling outage at Calvert Cliffs.

    During the nine months ended September 30, 1999, operations and maintenance expenses increased $14.8 million compared to the same period of 1998 mostly because of costs related to Hurricane Floyd and a major winter ice storm during 1999. This increase was partially offset by the $6.5 million write-off of contributions to a third party for a low-level radiation waste facility that was never completed, which we recorded in 1998.


Depreciation and Amortization Expenses
--------------------------------------
    During the quarter and nine months ended September 30, 1999, depreciation and amortization expenses were about the same compared to the same periods of 1998.

Taxes Other Than Income Taxes
-----------------------------
    During the quarter ended September 30, 1999, taxes other than income taxes increased $3.1 million compared to the same period of 1998 mostly because of higher property taxes.

    During the nine months ended September 30, 1999, taxes other than income taxes increased $8.6 million compared to the same period of 1998 mostly because of two factors: higher property taxes and higher payroll taxes associated with increased labor costs.


Interest Expense
----------------
    During the quarter and nine months ended September 30, 1999, interest expense was about the same compared to the same periods of 1998.

Income Taxes
------------
    During the quarter ended September 30, 1999, our total income taxes decreased $16.1 million compared to the same period of 1998 mostly because we had lower taxable income from our diversified businesses.

    During the nine months ended September 30, 1999, our total income taxes decreased $7.3 million compared to the same period of 1998 mostly because we had lower taxable income from our diversified businesses partially offset by higher taxable income from our utility operations.

Diversified Businesses
----------------------
    Our diversified businesses engage primarily in energy services. We list each of our diversified businesses in the "Introduction" section on page 16. We describe our diversified businesses in more detail in BGE's 1998 Annual Report on Form 10-K under "Item 1. Business -- Diversified Businesses."

    Constellation Enterprises and its subsidiaries were subsidiaries of BGE prior to April 30, 1999 and are included in the consolidated financial statements of BGE through that date.


Diversified Business Earnings per Share of Common Stock
-------------------------------------------------------

                      Quarter Ended    Nine Months Ended
                      September 30       September 30
                   -----------------  -----------------
                     1999      1998     1999      1998
                   --------  -------  -------   -------
Energy services
  Power marketing
   and trading...   $ .06   $ (.01)   $ .19       $  -
  Power projects.     .03      .13      .13        .25
  Other..........    (.04)       -     (.04)         -
                   -------- -------- --------  --------
Total energy
  services earnings
   per share.....     .05      .12      .28        .25
Other diversified
  businesses
  earnings per
  share..........    (.16)    (.07)    (.20)      (.06)
                     ----     ----     ----       ----
Total earnings
  per share......   $(.11)    $.05     $.08       $.19
                   ======== ======== ========  ========

    Our total diversified business earnings for the quarter ended September 30, 1999 decreased $22.8 million, or $.16 per share, compared to the same period of 1998. Our total diversified business earnings for the nine months ended September 30, 1999 decreased $16.1 million, or $.11 per share, compared to the same period of 1998.

    We discuss the factors affecting the earnings of our diversified businesses below.

Energy Services
---------------
Power Marketing and Trading
---------------------------
    During the quarter and nine months ended September 30, 1999, earnings from our power marketing and trading business increased compared to the same periods of 1998 mostly because of increased transaction margins and volume.

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

    Constellation Power Source's management uses its best estimates to determine the fair value of commodity and derivative positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from trading activities, and such variations could be material. Assets and liabilities from energy trading activities (as shown in our Consolidated Balance Sheets beginning on page 4) increased at September 30, 1999 compared to December 31, 1998 because of greater business activity during the period.

Power Projects
--------------
    During the quarter and nine months ended September 30, 1999, earnings from our power projects business decreased compared to the same periods of 1998 mostly because of two factors:

    o In August 1999, our power projects business recorded a $6.7 million after-tax, or $.05 per share write-off of a geothermal power project. The write-off occurred because the expected future cash flow from the project is less than the investment in the project as a result of declining water temperature of the geothermal resource used by the plant for production.
    o In July 1998, our power projects business recorded a $10.4 million after-tax, or $.07 per share, gain for its share of earnings in a partnership. The partnership recognized a gain on the sale of a power purchase agreement.

California Power Purchase Agreements
------------------------------------
    Constellation Power and subsidiaries and Constellation Investments have $308.2 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $12.4 million, or $.08 per share, for the quarter ended September 30, 1999 compared to $24.0 million, or $.16 per share for the same period of 1998. Earnings from these projects were $26.3 million, or $.18 per share, for the nine months ended September 30, 1999 compared to $41.0 million, or $.28 per share for the same period of 1998.

    Under these agreements, the electricity rates change from fixed rates to variable rates beginning in 1996 and continue through 2000. The projects which already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates.

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

    At the date of this report, ten projects had already transitioned to variable rates. The remaining four projects that have the highest revenues will transition between February and December 2000. The projects which transitioned in 1999 contributed $2.1 million, or $.01 per share to the quarter ended September 30, 1999 earnings and $5.4 million, or $.04 per share for the nine months ended September 30, 1999 earnings. Those changing over in 2000 contributed $9.9 million, or $.07 per share to the quarter ended September 30, 1999 earnings and $20.4 million, or $.14 per share for the nine months ended September 30, 1999 earnings. We expect earnings ultimately to decrease by similar amounts as these projects transition.

    We also describe these projects and the transition process in the Notes to Consolidated Financial Statements on page 15.


International
-------------
    At September 30, 1999, Constellation Power had invested about $182.0 million in 10 power projects in Latin America compared to $104.4 million invested in Latin America at September 30, 1998. These investments include:

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


Other Energy Services
---------------------
    During the quarter and nine months ended September 30, 1999, earnings from our other energy services businesses decreased compared to the same periods of 1998 mostly because of lower gross margins from energy trading at our energy products and services business.

Other Diversified Businesses
----------------------------
    During the quarter and nine months ended September 30, 1999, earnings from our other diversified businesses were lower compared to the same periods of 1998 mostly because our financial investments business had lower earnings from its investment in Capital Re Corporation (Capital Re).

    In May 1999, our financial investments business announced that it will exchange its shares of common stock in Capital Re for common stock of ACE Limited (ACE) as part of a business combination whereby ACE would acquire all of the outstanding capital stock of Capital Re. In June 1999, our financial investments business wrote-down its $94.2 million investment in Capital Re stock by $3.6 million after-tax, or $.02 per share to reflect the valuation of this pending business combination.

    In September 1999, our financial investments business wrote-down its investment in Capital Re stock by an additional $17.3 million after-tax, or $.12 per share to reflect the market value of $12.50 per share for this investment. The initial close was scheduled for early in the fourth quarter of 1999. However, in October 1999, another insurance company, XL Capital, Inc., submitted a competing bid to acquire the shares of common stock in Capital Re. Subsequently, ACE matched the competing bid with an offer composed of cash and stock, whose exchange rate was increased from their initial offer. As of the date of this report, the market value of the current offer is approximately $14.40 per share and is partially dependent on the market value of ACE stock. Upon closing, which is expected to occur in the first quarter of 2000, final valuation will occur, and our financial investments business will record any change in the market value of this investment to the income statement.

    Earnings from our real estate and senior-living facilities business were about the same compared to the same periods of 1998. In September 1999, earnings include a $3.4 million after-tax, or $.02 per share write-down of certain senior-living facilities related to the sale of these facilities as discussed below. This write-down was offset by higher earnings from various other real estate projects in 1999.

    In August 1999, our senior-living facilities business announced that it entered into an agreement to sell all but one of its senior-living facilities to Sunrise Assisted Living, Inc. Under the terms of the agreement, Sunrise was to acquire twelve of our existing senior-living facilities, three facilities under construction, and several sites under development for $72.2 million in cash and $16.0 million in debt assumption. We have been unable to reach agreement on financing issues that subsequently arose, and the agreement was terminated in November 1999. As a result, our real estate and senior-living facilities business will now engage a third-party management company to assist in managing its senior-living facilities portfolio including the three facilities now under construction, which will be completed by our real estate and senior-living facilities business in the first half of 2000.

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

    Our current real estate strategy is to hold each real estate project until we can realize a reasonable value for it. We evaluate strategies for all our businesses, including real estate, on an ongoing basis. We anticipate that competing demands for our financial resources and changes in the utility industry will cause us to evaluate thoroughly all diversified business strategies on a regular basis so we use capital and other resources in a manner that is most beneficial.

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

    Under accounting rules, we are required to write down the value of a real estate project to market value in either of two cases. The first is if we change our intent about a project from an intent to hold to an intent to sell and the market value of that project is below book value. The second is if the expected cash flow from the project is less than the investment in the project.

--------------------------------------------------------------------------------


Financial Condition
-------------------

Cash Flows
----------

For the nine months ended September 30:
---------------------------------------
                                    1999        1998
                                    ----        ----
                                      (In millions)
  Cash provided by (used in):
  Operating Activities            $ 483.5       $ 654.8
  Investing Activities             (441.8)       (415.1)
  Financing Activities             (159.0)       (187.2)

    During the nine months ended September 30, 1999, we generated less cash from operations compared to the same period in 1998 mostly because of changes in working capital requirements.

    During the nine months ended September 30, 1999, we used more cash for investing activities compared to the same period in 1998 mostly because of the following factors: our power marketing and trading business increased its investment in Orion Power Holdings, Inc. by $97.7 million, our power projects business increased its investment in power projects by $25.7 million, and BGE increased its capital expenditures by $11.9 million. These increases are partially offset by a $60.7 million investment for the purchase of a power generation facility in Guatemala in 1998 by our power projects business. In addition, our real estate and senior-living facilities business invested less in 1999 compared to the same period of 1998.

    During the nine months ended September 30, 1999, we used less cash for financing activities compared to the same period of 1998 mostly because we redeemed less BGE preference stock and our net short-term borrowings were higher. This was partially offset by an increase in the repayments of long-term debt and a decrease in the issuances of long-term debt.


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



                    Standard     Moody's   Duff & Phelps'
                     & Poors    Investors      Credit
                  Rating Group   Service     Rating Co.
                 -------------  ---------- --------------

Constellation Energy
--------------------
Unsecured Debt          A-          A3            A

BGE
---
Mortgage Bonds          AA-         A1            AA-
Unsecured Debt          A           A2            A+
Trust Originated
  Preferred Securities
  and Preference Stock  A-         "a2"           A

Capital Resources
-----------------
    Our business requires a great deal of capital. Our actual consolidated capital requirements for the nine months ended September 30, 1999, along with estimated annual amounts for the years 1999 through 2001, are shown on page 30. For the twelve months ended September 30, 1999, the ratio of earnings to fixed charges for Constellation Energy was 2.68. The ratio of earnings to fixed charges for BGE was 3.32 and the ratio of earnings to combined fixed charges and preferred and preference dividend requirements for BGE was 3.00.

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

    Upon receipt of all regulatory approvals, on July 1, 2000, all of BGE's generation assets will be moved to nonregulated subsidiaries of Constellation Energy. The discussion and table for capital requirements below include these generation assets as part of the utility business.


                                                          Nine Months Ended
                                                            September 30,          Calendar Year Estimates
                                                                 1999             1999        2000        2001
                                                               ---------         ------- -- -------- -- --------
                                                                                 (In millions)
Utility Business Capital Requirements:
--------------------------------------
Construction expenditures (excluding AFC)
   Electric                                                          $ 176         $ 290        $327        $330
   Gas                                                                  42            64          64          63
   Common                                                               20            27          25          24
                                                                   --------        -------     -------     -------
   Total construction expenditures                                     238           381         416         417
AFC                                                                      8            11           7           4
Nuclear fuel (uranium purchases and processing charges)                 45            46          50          48
Deferred energy conservation expenditures                                1             1           -           -
Retirement of long-term debt and redemption of
  preference stock                                                     250           342         403         282
                                                                   --------        -------     -------     -------
Total utility business capital requirements                            542           781         876         751
                                                                   --------        -------     -------     -------

Diversified Business Capital Requirements:
------------------------------------------
Investment requirements                                                140           140         766         697
Retirement of long-term debt                                           116           201         273         367
                                                                   --------        -------    -------     -------
Total diversified business capital requirements                        256           341       1,039       1,064
                                                                   --------        -------    -------     -------

Total capital requirements                                           $ 798        $1,122      $1,915      $1,815
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

    Future electric construction expenditures include estimated costs for replacing the steam generators and renewing the operating licenses at Calvert Cliffs. The operating licenses expire in 2014 for Unit 1 and in 2016 for Unit 2. We estimate these Calvert Cliffs costs to be:

    o   $34 million in 1999,
    o   $40 million in 2000, and
    o   $66 million in 2001.

    We estimate that during the two-year period 2002 through 2003, we will spend an additional $150 million to complete the replacement of the steam generators and extend the operating licenses at Calvert Cliffs. We discuss the license extension process further in the "Other Matters - Calvert Cliffs License Extension" section of BGE's 1998 Annual Report on Form 10-K.

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

    o   $33 million in 1999,
    o   $60 million in 2000, and
    o   $52 million in 2001.

    We discuss the NOx regulations in the "Environmental Matters" section of the Notes to Consolidated Financial Statements on page 13.

    During the twelve months ended September 30, 1999, our utility operations provided about 92% of the cash needed to meet its capital requirements, excluding cash needed to retire debt and redeem preference stock.

    We will continue to have cash requirements for:

    o working capital needs including the payments of interest, distributions, and dividends,
    o   capital expenditures, and
    o   the retirement of debt.

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

    Future funding for capital expenditures, the retirement of debt, and payments of interest and dividends is expected from internally generated funds, commercial paper issuances, available capacity under credit facilities, and/or the issuance of long-term debt, trust securities, or preference stock. At September 30, 1999 the Federal Energy Regulatory Commission has authorized BGE to issue up to $700 million of short-term borrowings, including commercial paper. To support its commercial paper program, BGE maintains $83 million in annual committed bank lines of credit and has $100 million in bank revolving credit agreements. In addition, BGE has access to interim lines of credit as required from time to time to support its outstanding commercial paper.


Capital Requirements of Our Diversified Businesses
--------------------------------------------------
    We expect to expand certain of our energy services businesses. This will require additional funding for:

    o   growing our power marketing and trading business,
    o the development and acquisition of power projects, as well as loans made to project entities, and
    o   funding for construction of cooling system projects.

    The investment requirements exclude Constellation Power Source, Inc.'s commitment to contribute up to $175 million in equity to fund its investment in Orion Power Holdings, Inc. Orion acquires electric generating plants in the United States and Canada. To date, Constellation Power Source has funded $104 million of this commitment.

    Our diversified businesses have met their capital requirements in the past through borrowing, cash from their operations, sales of receivables, and from time to time, equity contributions from BGE.

    Future funding for the expansion of our energy services businesses is expected from internally generated funds, commercial paper issuances and long-term debt financing by Constellation Energy and from time to time equity contributions from Constellation Energy. BGE Home Products & Services may also meet capital requirements through sales of receivables.

    At September 30, 1999, Constellation Energy has a commercial paper program where it can issue up to $500 million in short-term notes to fund its diversified businesses. To support its commercial paper program, Constellation Energy maintains a $25 million committed bank line of credit and has a $135 million revolving credit agreement, under which it can also issue letters of credit. In addition, Constellation Energy has access to interim lines of credit as required from time to time to support its outstanding commercial paper. Our diversified businesses also have revolving credit agreements totaling $135 million to provide additional liquidity for short-term financial needs.

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

     Please refer to "Forward Looking Statements" on page 38.

Utility Business
----------------
    We established a year 2000 Program Management Office (PMO). Based on a work plan developed by the PMO, we targeted the following six key areas:

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

    Phase I involved conducting an inventory of all systems and identifying appropriate resources. We identified the following appropriate resources for each system or piece of equipment:

    o   BGE employees familiar with each system or piece of equipment,
    o   specialized contractors, and
    o   specific vendors.

    Phase I also included developing action plans to ensure that the key areas identified above are year 2000 ready. The action plans for each system or piece of equipment included:

    o   our budget,
    o   schedules for Phase I and II, and
    o   our remediation approach - repair, upgrade, replace or retire.

    In evaluating our risks and estimating our costs, we utilized employees with expertise in each line of business to perform the activities under Phase I. We believe our employees are the most familiar with their systems or equipment and, therefore, provided a reliable estimate of our risks and costs.

    Phase II included converting and testing all of our systems. Each system was tested by those employees used in Phase I following formal guidelines developed by the PMO. Each system or piece of equipment was then certified by a tester and the PMO, following testing guidelines developed with the help of outside consultants. We received an independent Year 2000 readiness review of our processes and systems. Phase II also included identifying our major suppliers and developing contingency plans. We have identified our mission critical suppliers and have assessed their year 2000 readiness through surveys and interviews. We believe that our mission critical suppliers (for example, coal suppliers and natural gas pipeline suppliers) are year 2000 ready. We are completing the readiness review of our non-mission critical suppliers through surveys.

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

    We have addressed the impact of electric power grid problems that may occur outside of our own electric system. We developed year 2000 electric power grid impact contingency plans through our various electric interconnection affiliations and continue to refine them. The PJM interconnection drafted year 2000 operational preparedness plans and restoration scenarios and continues to coordinate and develop these plans during the fourth quarter of 1999 in cooperation with NERC. The NERC continues to perform monthly assessments of the electric utility industry to communicate the readiness of the national electric grid for year 2000.

    On April 9, 1999, we participated in a NERC sponsored drill, along with other North American electric bulk operating utilities. The drill focused on testing backup voice and data communications and protocols. The drill was successful as it demonstrated our ability to operate the bulk power and gas distribution systems reliably during a partial loss of telephone and data communications.

    On June 2, 1999, we conducted a successful test on our energy control system and its interface with the PJM. This system monitors and controls the flow of electricity on BGE's electric grid.

    On September 8-9, 1999, we participated in the second NERC sponsored drill. The focus of this drill was a simulation of the rollover to the year 2000 for the electric utility industry. BGE expanded the drill to include all of its business areas. The drill was successful as it demonstrated our understanding of our Year 2000 Operational Contingency Plan and our ability to operate gas and electric systems with limited voice and data communications.

    Through the Electric Power Research Institute (EPRI), an industry-wide effort was established to deal with year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities assessed specific vendors' system problems and test plans. These assessments have been shared by the industry as a whole to facilitate year 2000 problem solving.

    BGE joined the American Gas Association (AGA) in an initiative similar to the one with NERC to facilitate year 2000 problem solving among gas utilities. The AGA and its affiliates performed quarterly assessments of the gas utility industry to communicate the readiness of its members for the year 2000.

Current Status
--------------
    The most reasonably likely worst case scenario faced by our utility business is a localized interruption in providing electric and gas service to our customers. We cannot predict the impact of any interruption on our results of operations, but the impact could be material.

    For all systems and equipment, both mission critical and non-mission critical, we have completed Phase I and II.

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

                                         Estimated     Total
                    Actual Costs            Costs      Costs
                    ------------            -----      -----
                              Through
               1996-         September  Remainder of
                1997   1998  30, 1999     1999  2000
               ------   ----  --------  -------  ----
                               (In millions)

Total Cost     $1.8    $18.9  $14.0       $7.7   $3.6  $46.0
Less: Capital
cost              -      7.3    4.2        2.8    0.2   14.5
               -----   ------  -----    -------- ---- -------
O&M cost        1.8     11.6    9.8        4.9    3.4   31.5
Less:
non-incremental
O&M cost        1.8      4.6    4.1        2.9    1.9   15.3
               -----   ------  -----    -------- ---- -------
Incremental
O&M cost       $  -     $7.0   $5.7      $ 2.0   $1.5  $16.2
               =====   ====== ======    ======== ==== =======

    The costs incurred in 1996 and 1997 were for Phase I. The costs incurred in 1998 were for Phases I and II. Cost incurred in 1999 and 2000 will be for Phase
II. In 1998, we had the equivalent of approximately 110 full-time employees assigned to our year 2000 project. We have had a similar level of commitment of resources during 1999.

Diversified Businesses
----------------------

Overview
--------
    Our diversified businesses have established year 2000 task forces to address their year 2000 issues. As the assessments were completed, the businesses developed action plans to prepare their systems for the year 2000. Outside consultants have been retained by several of our diversified businesses to help complete the initial assessment and detailed analysis phase, and to assist in the testing, remediation, and certification phase of their year 2000 projects. The action plans developed are similar to those used by our utility business, including a test certification process. All systems are expected to be certified by December 1999.

    In evaluating their risks and estimating their costs, our diversified businesses utilized employees with expertise in each line of business to perform initial assessments. We believe our diversified businesses' employees are the most familiar with their systems or equipment and therefore will provide a reliable estimate of our risks and costs.

    The progress of our diversified businesses' year 2000 projects are reviewed by their year 2000 project task forces in monthly status meetings with the personnel responsible for each project and their supervision. Monthly progress is also monitored by senior management for each business and monthly updates are provided to Constellation Energy senior management.

Contingency Planning
--------------------
    Each of our diversified businesses are developing contingency plans, which are expected to be completed by December 1999.

Current Status
--------------
    The most reasonably likely worst case scenarios faced by our energy services businesses and our other diversified businesses are discussed on page 35. However, if any of these scenarios actually occurred, the impact is not expected to be material to our consolidated financial results.

Energy Services
---------------
    The most reasonably likely worst case scenarios for any one of our power projects would be:

    o a shutdown of the plant's systems (most of which can be manually overridden),
    o   inability of the purchasing utility to take the plant's power, or
    o   failure of critical suppliers.

    Personnel at each plant have completed their assessment of their particular year 2000 issues and have substantially completed the testing, remediation, and certification phase of their year 2000 project. In Latin America, personnel are focused on assessing the year 2000 readiness of suppliers and are preparing contingency plans where necessary.

    For our power marketing and trading business and our energy products and services business, the most reasonably likely worst case scenario would be encountering any Internet access problems with trading partners, transmission service providers, independent system operators, power exchanges, or various electronic bulletin boards. Each of these businesses has three Internet service providers for alternate routing to critical Internet sites necessary to perform day-to-day business functions. Both have completed all phases of their year 2000 projects.

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

    Under the Restructuring Order, BGE will provide standard offer service to customers at fixed rates over various time periods during the transition period, and the electric fuel rate will be discontinued effective July 1, 2000. Additionally, upon receipt of all regulatory approvals, BGE will transfer all of its generating assets to nonregulated subsidiaries of Constellation Energy at that time. As a result of these provisions of the Restructuring Order, BGE will be subject to market risk associated with acquiring energy to provide standard offer service, and Constellation Energy's nonregulated subsidiaries will be subject to market risk associated with the sale of energy from their generating assets. At this time, we cannot estimate the financial risks associated with this transition. However, these financial risks could have a material impact on our financial position or our results of operations.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Asbestos
--------
    Since 1993, we have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that we knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

    The first type is direct claims by individuals exposed to asbestos. We described these claims in BGE's Report on Form 8-K filed August 20, 1993. We are involved in these claims with approximately 70 other defendants. Approximately 530 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims were filed in the Circuit Court for Baltimore City, Maryland in the summer of 1993. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

    o the identity of our facilities at which the plaintiffs allegedly worked as contractors,
    o   the names of the plaintiff's employers, and
    o   the date on which the exposure allegedly occurred.

    To date, 22 of these cases were settled for amounts that were immaterial.

    The second type is claims by one manufacturer -- Pittsburgh Corning Corp. -- against us and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs and were filed in the Circuit Court for Baltimore City, Maryland in the fall of 1993. To date, about 140 cases have been resolved, all without any payments by BGE. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

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

Waste Disposal
--------------
    As previously reported in our 1998 Annual Report on Form 10-K in United States v. Keystone Sanitation Company, et al., BGE and other defendants entered into a settlement with the Environmental Protection Agency for an immaterial amount in regard to contamination of the Keystone Sanitation Company landfill Superfund site in Adams County, Pennsylvania in 1997. On September 10, 1999, the U.S. District Court for the Middle District of PA approved the settlement, ending BGE's involvement with the site.

Item 5.  Other Information

Forward Looking Statements
--------------------------
    We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties and factors include, but are not limited to:

    o   general economic, business, and regulatory conditions,
    o   energy supply and demand,
    o   competition,
    o   federal and state regulations,
    o   availability, terms, and use of capital,
    o   nuclear and environmental issues,
    o   weather,
    o   implications of the Restructuring Order issued by the Maryland PSC,
    o   commodity price risk, and
    o   year 2000 readiness.

    Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.


--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K


           (a)      Exhibit No. 10(a)            Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as
                                                 amended and restated.
                    Exhibit No. 10(b)            Constellation Energy Group, Inc. Nonqualified Deferred Compensation
                                                 Plan, as amended and restated.
                    Exhibit No. 10(c)            Constellation Energy Group, Inc. Executive Benefits Plan, as amended and restated.
                    Exhibit No. 10(d)            Executive Annual Incentive Plan of Constellation Energy Group, Inc.
                                                 as amended and restated.
                    Exhibit No. 10(e)            Summary of Severance Arrangement for a Named Executive Officer.
                    Exhibit No. 12(a)            Constellation Energy Group, Inc.  Computation of Ratio of Earnings
                                                 to Fixed Charges.
                    Exhibit No. 12(b)            Baltimore Gas and Electric Company Computation of Ratio of Earnings
                                                 to Fixed Charges and Computation of Ratio of Earnings to Combined
                                                 Fixed Charges and Preferred and Preference Dividend Requirements.
                    Exhibit No. 27(a)            Constellation Energy Group, Inc. Financial Data Schedule.
                    Exhibit No. 27(b)            Baltimore Gas and Electric Company Financial Data Schedule.



           (b) Reports on Form 8-K for the quarter ended September 30, 1999:


                    Date Filed                   Items Reported
                    ----------                   --------------
                    July 19, 1999                Item 5. Other Events
                                                 Item 7. Exhibits

                                    SIGNATURE
                           ---------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CONSTELLATION ENERGY GROUP, INC.
              -----------------------------------------------------------------
                                    (Registrant)


                              BALTIMORE GAS AND ELECTRIC COMPANY
              -----------------------------------------------------------------
                                   (Registrant)





Date: November 12, 1999             /s/ D. A. Brune
      -------------------------    --------------------------------------------
                                   D. A. Brune, Vice President on behalf of each
                                   Registrant and as Principal Financial Officer
                                   of each Registrant

                                  EXHIBIT INDEX

       Exhibit
       Number
       ------


        10(a)        Constellation Energy Group, Inc. 1995 Long-Term Incentive
                     Plan, as amended and restated.
        10(b)        Constellation Energy Group, Inc. Nonqualified Deferred
                     Compensation Plan, as amended and restated.
        10(c)        Constellation Energy Group, Inc. Executive Benefits Plan,
                     as amended and restated.
        10(d)        Executive Annual Incentive Plan of Constellation Energy
                     Group, Inc. as amended and restated.
        10(e)        Summary of Severance Arrangement for a Named Executive
                     Officer.
        12(a)        Constellation Energy Group, Inc.  Computation of Ratio of
                     Earnings to Fixed Charges.
        12(b)        Baltimore Gas and Electric Company Computation of Ratio of
                     Earnings to Fixed Charges and Computation of Ratio of
                     Earnings to Combined Fixed Charges and Preferred and
                     Preference Dividend Requirements.
        27(a)        Constellation Energy Group, Inc. Financial Data Schedule.
        27(b)        Baltimore Gas and Electric Company Financial Data Schedule.