Form 10-K
period 1999-12-31
CONSTELLATION ENERGY GROUP INC; BALTIMORE GAS & ELECTRIC CO
filed 2000-03-20
CIK 1004440, 9466

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                                ---------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1999

 Commission  Exact name of registrant as specified in       IRS Employer
 File Number                its charter                 Identification No.
 -------------------------------------------------------------------------
   1-12869       CONSTELLATION ENERGY GROUP, INC.            52-1964611
   1-1910       BALTIMORE GAS AND ELECTRIC COMPANY           52-0280210

                                   MARYLAND
                           (States of incorporation)

              250 W. PRATT STREET,   BALTIMORE, MARYLAND   21201
              --------------------------------------------------
                 (Address of principal executive offices)   (Zip Code)

                                 410-234-5000
             (Registrants' telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     Name of each exchange
            Title of each class                       on which registered
            -------------------                  -----------------------------
                                                 New York Stock Exchange, Inc.
Constellation Energy Group, Inc. Common        } Chicago Stock Exchange, Inc.
Stock--Without Par Value                         Pacific Stock Exchange, Inc.

7.16% Trust Originated Preferred Securities
($25 liquidation amount per preferred secu-
rity) issued by BGE Capital Trust I, fully     } New York Stock Exchange, Inc.
and unconditionally guaranteed, based on
several obligations, by Baltimore Gas and
Electric Company

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                Not Applicable

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of Constellation Energy Group, Inc. Common Stock, without par value, held by non-affiliates as of February 29, 2000 was approximately $4,439,562,000 based upon New York Stock Exchange composite transaction closing price.

 CONSTELLATION ENERGY GROUP, INC. COMMON STOCK, WITHOUT PAR VALUE 149,602,816
                   SHARES OUTSTANDING ON FEBRUARY 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE


 Part of Form 10-K             Document Incorporated by Reference
 -----------------             ----------------------------------
    III            Certain sections of the Proxy Statement for Constellation
                   Energy Group, Inc. for the Annual Meeting of Shareholders to
                   be held on April 28, 2000.

  Baltimore Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form in the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
             Forward Looking Statements.................................     1
 PART I
  Item 1  -- Business
             Overview...................................................     1
             Electric Business..........................................     4
             Electric Operating Statistics..............................    10
             Gas Business...............................................    11
             Gas Operating Statistics...................................    13
             Franchises.................................................    14
             Diversified Businesses.....................................    14
             Consolidated Capital Requirements..........................    17
             Environmental Matters......................................    17
             Employees..................................................    21
  Item 2  -- Properties
             Electric...................................................    21
             Gas........................................................    22
             General....................................................    22
  Item 3  -- Legal Proceedings
             Asbestos...................................................    22
             Restructuring Order........................................    23
  Item 4  -- Submission of Matters to a Vote of Security Holders........    24
             Executive Officers of the Registrant (Instruction 3 to Item
             401(b) of Regulation S-K)..................................    24
 PART II
  Item 5  -- Market for Registrant's Common Equity and Related Shareholder
             Matters Stock Trading......................................    25
             Dividend Policy............................................    25
             Common Stock Dividends and Price Ranges....................    25
  Item 6  -- Selected Financial Data....................................    26
  Item 7  -- Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    28
  Item 7A--  Quantitative and Qualitative Disclosures About Market
             Risk.......................................................    47
  Item 8  -- Financial Statements and Supplementary Data................    48
  Item 9  -- Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    86
 PART III
  Item 10 -- Directors and Executive Officers of the Registrant.........    86
  Item 11 -- Executive Compensation.....................................    86
  Item 12 -- Security Ownership of Certain Beneficial Owners and
             Management.................................................    86
  Item 13 -- Certain Relationships and Related Transactions.............    86
 PART IV
  Item 14 -- Exhibits, Financial Statement Schedules and Reports on
             Form 8-K....................................................   87
  Signatures.............................................................   91

Forward Looking Statements
We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

 . general economic, business, and regulatory conditions, . energy supply and demand,
 . competition,
 . federal and state regulations,
 . availability, terms, and use of capital, . nuclear and environmental issues,
 . weather,
 . implications of the Restructuring Order by the Maryland PSC, . commodity price risk,
 . operating our currently regulated generation assets in a deregulated market beginning July 1, 2000 without the benefit of a fuel rate adjustment clause, . loss of revenues due to customers choosing alternative suppliers, . higher volatility of earnings and cash flows, . increased financial requirements of our nonregulated subsidiaries, . inability to recover all costs associated with providing electric retail customers service during the electric rate freeze period, and . implications from the transfer of BGE's generation assets to nonregulated subsidiaries of Constellation Energy.

Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.

--------------------------------------------------------------------------------

PART I
Item 1. Business

Overview
On April 30, 1999, Constellation Energy(R) Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE(R)) and Constellation(R) Enterprises, Inc. Constellation Enterprises was previously owned by BGE. Constellation Energy was incorporated in Maryland on September 25, 1995.

References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "utility business" are to BGE.

Constellation Energy's subsidiaries primarily include BGE and a group of energy services businesses focused mostly on power marketing and merchant generation in North America.

BGE is an electric and gas public utility company with a service territory that covers the City of Baltimore and all or part of ten counties in Central Maryland. BGE was incorporated in Maryland in 1906.

BGE's electric service territory includes an area of approximately 2,300 square miles with an estimated population of 2.7 million. BGE's gas service territory includes an area of more than 600 square miles with an estimated population of
2.0 million. There are no municipal or cooperative wholesale customers within BGE's service territory.

The electric utility industry is undergoing rapid and substantial change. On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. On November 10, 1999, the Maryland Public Service Commission (Maryland PSC) issued Order No. 75757 (Restructuring Order) approving a Stipulation and Settlement Agreement between BGE and a majority of the active parties involved in the electric restructuring proceeding that resolves the major issues surrounding electric restructuring. Our electric business will change significantly beginning July 1, 2000 as we enter into retail customer choice for electric generation and our generation assets are transferred from BGE to nonregulated subsidiaries of Constellation Energy. Please refer to the Electric Regulatory Matters and Competition section for more information.

As discussed throughout this report, the two units at the Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) are our principal generating facilities and use the cheapest fuel in our system. An extended outage of either of these units could have a substantial adverse effect on our business and financial results.

We describe our utility business further in five other sections of this report -- Electric Business, Electric Operating Statistics, Gas Business, Gas Operating Statistics, and Franchises.

Our energy services businesses are:

 . Constellation Power Source,(TM) Inc. -- wholesale power marketing,
 . Constellation Power,(TM) Inc. and Subsidiaries -- power projects,
 . Constellation Energy Source,(TM) Inc. -- energy products and services,
 . Constellation Nuclear Group,(TM) LLC -- nuclear generation and consulting services,
 . BGE Home Products & Services,(TM) Inc. and Subsidiaries -- home products, commercial building systems, and residential and small commercial gas retail marketing, and
 . District Chilled Water General Partnership (ComfortLink(R)) -- a general partnership, in which BGE is a partner, that provides cooling services for commercial customers in Baltimore.

Our other businesses are:

 . Constellation Investments,(TM) Inc. -- financial investments, and
 . Constellation Real Estate Group,(TM) Inc. -- real estate and senior-living facilities.

We describe our diversified businesses further in the Diversified Businesses section.

Strategy
The change toward customer choice will significantly impact our business going forward. In response to this change, we regularly evaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory change. We are realigning our organization combining all of our domestic merchant energy businesses. We will continue to invest in the growth of these businesses with the objective of providing new sources of earnings. In addition, we might consider one or more of the following strategies:

 . the complete or partial separation of our transmission and distribution functions,
 . the construction, purchase or sale of generation assets, . mergers or acquisitions of utility or non-utility businesses, . spin-off or sale of one or more businesses, and . growth of earnings from other nonregulated businesses.

We cannot predict whether any of the strategies described above may actually occur, or what their effect on our financial results or competitive position might be. However, with the shift toward customer choice, competition, and the growth of our nonregulated subsidiaries, various factors will affect our financial results in the future. These factors include, but are not limited to, operating our currently regulated generation assets in a deregulated market beginning July 1, 2000 without the benefit of a fuel rate adjustment clause, the loss of revenues due to customers choosing alternate suppliers, higher volatility of earnings and cash flows, and increased financial requirements of our nonregulated subsidiaries. Please refer to the Forward Looking Statements section for additional factors.

In addition, our Board of Directors has a Long-Range Strategy Committee to oversee the development of our long-range strategic goals, and to consider strategic initiatives presented by management. We also have a Corporate Strategy and Development Group, led by a Vice President, that is responsible for evaluating strategic objectives and developing strategy implementation.

We discuss competition in our electric and gas businesses in more detail in the Electric Regulatory Matters and Competition and Gas Regulatory Matters and Competition sections.

Revenues and Net Income by Operating Segment
The percentages of revenues and net income attributable to our electric, gas, and diversified businesses are shown in the tables below. We present information about our operating segments, including certain nonrecurring items, in Note 2 to Consolidated Financial Statements. We are realigning our organization combining all of our domestic merchant energy businesses. We have not determined the impact of this reorganization on our operating segments, but such change will impact our operating segments in the future.

                  Revenues*
      -----------------------------------
      Electric Gas       Diversified
      -------- ---  ---------------------
                    Energy Services Other
                    --------------- -----
1999     60%    12%        25%         3%
1998     66     13         16          5
1997     66     16         12          6
1996     70     16         10          4
1995     76     14          6          4

               Net income*/(1)/
      ---------------------------------------
      Electric     Gas       Diversified
      --------     ---  ---------------------
                        Energy Services Other
                        --------------- -----
1999     81%/(1)/   10%        15%        (6)%
1998     85          9         13         (7)
1997     88         10         10         (8)
1996     74         11         10          5
1995     85          7          6          2

*Reflects the elimination of intercompany transactions.
/(1)/ Excludes an extraordinary charge of $66.3 million related to electric restructuring as discussed in Note 4 to Consolidated Financial Statements.

The differences in percentages of revenues and net income for our electric and gas businesses are due to two factors:

 . our level of investment in each business, and . our fuel costs in each business.

Our electric and gas revenues reflect amounts collected for fuel and other operating expenses plus a return on our investment. Our investment for ratemaking purposes in the electric business is $4.7 billion and our investment for ratemaking purposes in the gas business is approximately $719 million. As a result, our electric revenues include a much higher return component than our gas revenues.

Also, as shown in our Consolidated Statements of Income in Item 8. Financial Statements and Supplementary Data, our electric fuel costs ("Electric fuel and purchased energy") were 22% of electric revenues in 1999, and our purchased gas costs ("Gas purchased for resale") were 48% of gas revenues in 1999. This means our cost of fuel in relation to our revenues is lower in the electric business than in the gas business.

Currently and until July 1, 2000, we charge the actual cost of the fuel we use to generate electricity and the net cost of purchases and sales of electricity to customers with no profit to us. We discuss the elimination of the electric fuel rate clause on July 1, 2000 further in the Electric Regulatory Matters and Competition section. The price we charge for natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. The difference between our actual cost and the price we charge under market based rates does not significantly impact earnings. We discuss market based rates further in the Gas Regulatory Matters and Competition section.

Our electric and gas revenues come from many customers -- residential, commercial, and industrial. In 1999, our largest electric customer provided 2.0% of our total electric revenues. In 1999, our largest gas customer provided 1.4% of our total gas revenues.

As shown in the tables above, the percentages for revenues and net income differ for our diversified businesses due primarily to nonrecurring items included in operations that are discussed in Note 2 to Consolidated Financial Statements.

Electric Business
We get most of our revenues and net income from our electric utility business. Our electric business will change significantly beginning July 1, 2000 as we enter into retail customer choice for electric generation. No earlier than July 1, 2000, and after all regulatory approvals are received, BGE will transfer all of its generation assets to nonregulated subsidiaries of Constellation Energy. The impact of this transfer on BGE's financial results will be material. BGE's transmission and distribution business will continue to be regulated by the Maryland PSC. We describe this business and these changes in the sections below.

Electric Regulatory Matters and Competition
On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the "Act") and accompanying tax legislation that will significantly restructure Maryland's electric utility industry and modify the industry's tax structure. In the Restructuring Order discussed below, the Maryland PSC addressed the major provisions of the Act. The accompanying tax legislation is discussed in detail in Note 4 to Consolidated Financial Statements.

On November 10, 1999, the Maryland PSC issued a Restructuring Order that resolves the major issues surrounding electric restructuring, accelerates the timetable for customer choice, and addresses the major provisions of the Act. The Restructuring Order also resolves the electric restructuring proceeding (transition costs, customer price protections, and unbundled rates for electric services) and a petition filed in September 1998 by the Office of People's Counsel (OPC) to lower our electric base rates. The major provisions of the Restructuring Order are discussed in Item 7. Management's Discussion and Analysis--Electric Restructuring and Note 4 to Consolidated Financial Statements.

In early December, the Mid-Atlantic Power Supply Association (MAPSA), Trigen-Baltimore Energy Corporation, and Sweetheart Cup Company, Inc. filed appeals of the Restructuring Order. MAPSA also filed a motion seeking to delay the implementation of the Restructuring Order pending a decision on the merits by the court. While we believe that the appeals are without merit, no assurances can be given as to the timing or outcome of these cases, and whether the outcome will have a material adverse effect on our and BGE's financial results. We discuss these appeals further in Item 3. Legal Proceedings.

Electric utilities are facing competition on various fronts, including:

 . construction of generating units to meet increased demand for electricity, . sale of electricity in bulk power markets, . competing with alternative energy suppliers, and . electric sales to retail customers.

As a result of the deregulation of BGE's electric generation, no earlier than July 1, 2000, and upon receipt of all regulatory approvals, we expect that BGE will transfer, at book value, its nuclear generating assets and its nuclear decommissioning trust fund to a subsidiary of Constellation Nuclear Group, LLC. In addition, we expect that BGE will transfer, at book value, its fossil generating assets and its partial ownership interest in two coal plants and a hydroelectric plant located in Pennsylvania to a nonregulated subsidiary of Constellation Energy. In total, these generating assets represent about 6,240 megawatts of generation capacity with a total projected net book value at June 30, 2000 of approximately $2.4 billion. We estimate that the electric generation portion of our business currently represents about one-half of BGE's operating income.

We expect BGE to transfer approximately $278 million of tax exempt debt to our nonregulated subsidiaries related to the transferred assets and that BGE will receive approximately $1.1 billion in unsecured promissory notes. Repayments of the notes by our nonregulated subsidiaries will be used exclusively to service certain long-term debt of BGE. BGE will also transfer equity associated with the generation assets to nonregulated subsidiaries of Constellation Energy.

Under the Restructuring Order, BGE will provide standard offer service to customers at fixed rates over various time periods during the transition period for those customers that do not choose an alternate supplier once customer choice begins July 1, 2000. In addition, the electric fuel rate will be discontinued effective July 1, 2000. Nonregulated subsidiaries of Constellation Energy will provide BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. Standard offer service will be competitively bid thereafter.

Nonregulated subsidiaries of Constellation Energy will obtain the energy and capacity to supply BGE's standard offer service obligations from Calvert Cliffs and BGE's former fossil plants, supplemented with energy purchased from the wholesale energy market as necessary. Our earnings will be exposed to the risks of the competitive wholesale electricity market to the extent that our nonregulated subsidiaries have to purchase energy and/or capacity or generate energy to meet obligations to supply power to BGE at market prices or costs, respectively, which may approach or exceed BGE's standard offer service rates. We will also be affected by operational risk, that is, the risk that a generating plant is not available to produce energy when the energy is required.

Until July 1, 2000, we will continue to recover our cost of fuel and purchased energy through the electric fuel rate as long as the Maryland PSC finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. To do this, the Maryland PSC will evaluate the performance of our generating plants, and will determine if we used all reasonable and cost-effective maintenance and operating control procedures under the Generating Unit Performance Program. We discuss the Generating Unit Performance Program further in Note 10 to Consolidated Financial Statements.

We have been able to recover all of our costs of fuel and purchased energy from 1992 through 1996. Under the Restructuring Order, BGE's electric fuel rate is frozen at its current level until July 1, 2000, at which time the fuel rate clause will be discontinued. We will continue to defer the difference between our actual costs of fuel and energy and what we collect from customers under the fuel rate through June 30, 2000. Any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause will be collected from our customers over a period to be determined by the Maryland PSC.

After July 1, 2000, any energy purchased to meet BGE's load commitments will become a cost of doing business in the newly competitive marketplace. Therefore, if BGE provides standard offer service at fixed rates to its customers that do not select an alternative provider as required under the terms of the Restructuring Order, and the load demand exceeds our capacity to supply energy due to a plant outage, we would be required to purchase additional power in the wholesale energy market. If the price of obtaining energy in the wholesale market exceeds the fixed standard offer service price, our earnings would be adversely affected. Imbalances in demand and supply can occur not only because of plant outages, but also because of transmission constraints or due to extreme temperatures (hot or cold) causing demand to exceed available supply.

We cannot estimate the impact of the increased financial risks associated with this transition. However, these financial risks could have a material impact on our, and BGE's, financial results.

Nuclear Operations
The two units at Calvert Cliffs use the cheapest fuel. As a result, the costs of replacement energy associated with outages at these units can be significant. If any unplanned outage were to occur during the summer or winter when demand was at a high level, the replacement power costs could have a material adverse impact on our financial results.

                                                            Generation
                                                             Megawatt-  Capacity
                                                            Hours (MWH)  Factor
                                                            ----------- --------
1999....................................................... 13,309,306     91%
1998....................................................... 13,326,633     91
1997....................................................... 13,133,441     90
1996....................................................... 12,069,937     82
1995....................................................... 12,940,496     88

In 1998, we filed an application with the NRC for 20-year license renewals for both units at Calvert Cliffs. The current operating licenses expire in 2014 for Unit 1 and in 2016 for Unit 2. This is discussed further in Item 7. Management's Discussion and Analysis -- Current Issues.

Electric Load Management, Energy and Capacity Purchases
We have implemented various programs for use when system operating conditions require a reduction in load. We refer to these programs as active load management programs. These programs include:

 . customer-owned generation and curtailable service for large commercial and industrial customers,
 . air conditioning control which is available to residential and commercial customers, and
 . residential water heater control.

We have generally activated these programs on peak summer days. The potential reduction in the summer 2000 peak load from active load management is approximately 440 megawatts (MW).

We have an agreement with Pennsylvania Power & Light Company (PP&L) to purchase electricity and capacity (availability to supply electricity) from June 1, 1990 through May 31, 2001. This agreement, which has been accepted by the FERC, is designed to help maintain adequate reserve margins and provide flexibility in meeting capacity obligations. The PP&L agreement:

 . entitles us to 5.94% of the electricity output, and net capacity (currently
   130 MW), of PP&L's nuclear Susquehanna Steam Electric Station from October 1, 1991 to May 31, 2001, and
 . enables us to treat a portion of PP&L's capacity as our capacity for purposes of satisfying our installed capacity requirements as a member of the PJM (Pennsylvania-New Jersey-Maryland) Interconnection energy market. The PJM is the operator of a regional transmission organization (RTO) as well as a regional power pool with members that include many wholesale market participants, as well as BGE and six other utility companies.

We are not acquiring an ownership interest in any of PP&L's generating units. PP&L will continue to control, manage, operate, and maintain that station and all other PP&L-owned generating facilities.

Our firm capacity purchases at December 31, 1999 represented:

 . 150 MW of rated capacity of Bethlehem Steel Corporation's Sparrows Point complex,
 . 57 MW of rated capacity of the Baltimore Refuse Energy Systems Company, and . 130 MW of Susquehanna capacity from PP&L.

On or about July 1, 2000, BGE will transfer certain purchase power contracts to our nonregulated subsidiaries.

Our generation and transmission facilities are connected to those of neighboring utility systems to form the PJM. Under the PJM agreement, we use the interconnected facilities for substantial energy interchange and capacity transactions as well as emergency assistance. In addition, sometimes we enter into short-term capacity transactions to meet PJM obligations.

On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued Order 2000, amending its regulations under the Federal Power Act to advance the formation of RTOs. The regulations require that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in an RTO. FERC also identified the minimum characteristics and functions that a transmission entity must satisfy in order to be considered an RTO.

According to the Order, a public utility that is a member of an existing transmission entity that has been approved by FERC as in conformance with the Independent System Operator (ISO) principles set forth in the FERC Order No. 888 (such as BGE, through its membership in the PJM) must make a filing no later than January 15, 2001. That filing must explain the extent to which the transmission entity in which it participates meets the minimum characteristics and functions of an RTO, and either propose to modify the existing institution to the extent necessary to become an RTO, or explain the efforts, obstacles and plans with respect to conforming to these characteristics and functions.


As a member of the PJM, an existing ISO, BGE does not expect to be significantly impacted by the Order. However, the full impact has not yet been determined.

Fuel for Electric Generation
Our electric generation by type of fuel and the cost of each fuel in the five-year period 1995-1999 is shown below. No earlier than July 1, 2000, the electric generation fuel contracts as discussed below will be included with the generation assets transferred to nonregulated subsidiaries of Constellation Energy.


                                                                   Average Cost of Fuel Consumed
                  Generation by Fuel Type                             ((cent) per million BTU)
                  ----------------------------                   ----------------------------------
                  1999  1998  1997  1996  1995                    1999   1998   1997   1996   1995
                  ----  ----  ----  ----  ----                   ------ ------ ------ ------ ------
Nuclear(a).......  43%   44%   44%   40%   43%                    45.07  45.45  46.51  47.29  47.22
Coal.............  57    58    59    58    57                    140.09 137.17 140.52 143.80 148.64
Oil..............   4     3     1     1     1                    226.95 243.18 283.61 313.33 267.59
Hydro & Gas......   3     4     3     4     3                        --     --     --     --     --
                  ---   ---   ---   ---   ---
                  107   109   107   103   104
Net Interchange
 Sales...........  (7)   (9)   (7)   (3)   (4)
                  ---   ---   ---   ---   ---
                  100%  100%  100%  100%  100%
                  ===   ===   ===   ===   ===

(a) Nuclear fuel costs include disposal costs associated with long-term off-site spent fuel storage and shipping, which is currently set by law at one mill per kilowatt-hour of nuclear generation (approximately 10 cents per million
Btu), and contributions to a fund for decommissioning and decontaminating the Department of Energy's uranium enrichment facilities. We discuss this further below.

Nuclear
The supply of fuel for nuclear generating stations includes the:

 . purchase of uranium concentrates,
 . conversion to uranium hexafluoride,
 . enrichment of uranium hexafluoride, and . fabrication of nuclear fuel assemblies.

Information is shown below about fuel requirements for Calvert Cliffs Units 1 and 2:

Uranium
      We have, either in inventory or
Concentrates:
      under contract, sufficient quantities of uranium to meet 70% to 80% of our requirements through 2004.
Conversion:
      We have contractual commitments providing for the conversion of uranium concentrates into uranium hexafluoride which will meet approximately 75% of our requirements through 2004.
Enrichment:
      We have a contract with the U.S. Enrichment Corporation that provides approximately 75% of our enrichment requirements, which will decline to approximately 50% by 2004.
Fuel We have contracted for the fabrication of fuel assemblies for reloads required through 2013.
Assembly
Fabrication:

Any remaining nuclear fuel requirements will be purchased on the spot market. The nuclear fuel market is very competitive and we do not anticipate any problem in meeting our requirements beyond these periods. We discuss our expenditures for nuclear fuel in Item 7. Management's Discussion and Analysis -- Capital Resources.

Storage of Spent Nuclear Fuel -- Federal Facilities: Under the Nuclear Waste Policy Act of 1982 (the 1982 Act), we contracted with the United States Department of Energy (DOE) to place spent fuel discharged from Calvert Cliffs into a federal repository. Such facilities do not currently exist, and, consequently, must be developed and licensed. We cannot predict when such facilities will be available. However, the 1982 Act required the DOE to accept spent fuel starting in 1998. We cannot predict what the ultimate cost to dispose of the spent fuel will be. However, the 1982 Act assesses a one mill per kilowatt-hour fee on nuclear electricity generated and sold. We estimate this fee to be approximately $13 million for Calvert Cliffs each year based on expected operating levels. Fees are deposited into the Nuclear Waste Fund.

In December 1996, the DOE notified us and other nuclear utilities that it would not be able to meet the 1998 deadline for accepting spent fuel. We participated in litigation, along with 36 other utilities, against the DOE. The litigation, titled Northern States Power, et al. v. DOE, was filed January 31, 1997 in the United States Court of

Appeals for the D.C. Circuit. That court has original jurisdiction under the 1982 Act. The utilities asked the court to allow them to pay fees that formerly went directly to the DOE for deposit into the Nuclear Waste Fund, into escrow instead. Among other remedies, the utilities also asked the court to force the DOE to submit a program with milestones illustrating how it would meet the deadline for accepting spent nuclear fuel, and a monthly report to allow the utilities to monitor the DOE's progress.

On November 14, 1997, the court ordered the DOE to comply with its unconditional obligation under the 1982 Act to dispose of spent fuel. The court did not grant the utilities the remedies sought, stating that adequate contractual and statutory remedies already existed. The DOE and several utilities filed separate motions for reconsideration with the court, which were denied. The DOE's request for review to the U.S. Supreme Court was also denied.

We are currently evaluating our contractual options in light of the court's decision. We cannot currently estimate the total amount of the costs we will incur as a result of the DOE's failure to meet the 1998 deadline.

Storage of Spent Nuclear Fuel -- BGE Facility: We have a license from the NRC to operate an on-site independent spent fuel storage facility. We have storage capacity at Calvert Cliffs that will accommodate spent fuel from operations through the year 2006. In addition, we can expand our temporary storage capacity to meet future requirements until federal storage is available.

Costs for Decommissioning Uranium Enrichment Facilities: The Energy Policy Act of 1992 (the 1992 Act) contains provisions requiring domestic nuclear utilities to contribute to a fund for decommissioning and decontaminating the DOE's uranium enrichment facilities. These contributions are generally payable over a fifteen-year period with escalation for inflation and are based upon the amount of uranium enriched by the DOE for each utility through 1992. The 1992 Act provides that these costs are recoverable through utility service rates. Information about the cost of decommissioning is discussed in Note 1 to Consolidated Financial Statements -- Fuel And Purchased Energy Costs.

Restructuring Order Impacts: When BGE transfers its nuclear generation assets to a nonregulated subsidiary of Constellation Energy, that subsidiary will also become liable for the decommissioning costs of Calvert Cliffs and costs associated with the on-site independent spent fuel storage facilities. BGE will transfer the trust fund established to decommission Calvert Cliffs and the spent fuel storage facilities, as well as future amounts collected from customers for decommissioning under the Restructuring Order, to the nonregulated subsidiary. In addition, the responsibility for quarterly fees to the DOE for the future disposal of spent nuclear fuel and the liability for decommissioning uranium enrichment facilities will also be transferred to a nonregulated subsidiary of Constellation Energy. The cost for decommissioning uranium enrichment facilities will be recovered through BGE's service rates.

Coal
We get most of our coal under supply contracts with mining operators, and we get the rest through spot purchases. We believe that we will be able to renew supply contracts as they expire or enter into similar contracts with other coal suppliers. Our coal-burning facilities have the following requirements:

                                                                     Annual Coal
                                                                     Requirement
                                                                       (tons)
                                                                     -----------
Brandon Shores (a)
 Units 1 and 2 (combined)...........................................  3,500,000
Crane (b)
 Units 1 and 2 (combined)...........................................    800,000
Wagner (c)
 Units 2 and 3 (combined)...........................................  1,000,000

Special Coal Restrictions:
(a) Sulfur content less than 0.8%
(b) Low ash melting temperature
(c) Sulfur content no more than 1%

Coal deliveries to our coal burning facilities are made by rail and barge. The coal we use is produced from mines located in central and northern Appalachia.

We have a 20.99% undivided interest in the Keystone coal-fired generating plant and a 10.56% undivided interest in the Conemaugh coal-fired generating plant. Both of these plants are located in Pennsylvania. The majority of the annual coal requirements for the Keystone plant are under contract from Rochester and Pittsburgh Coal Company. The remainder of the Keystone plant and all of the Conemaugh plant annual coal requirements are purchased from local suppliers on the open market.

Oil
Under normal burn practices, our requirements for residual fuel oil amount to approximately 1,500,000 to 2,000,000 barrels of low-sulfur oil per year. Deliveries of residual fuel oil are made directly into our barges from the suppliers' Baltimore Harbor marine terminal for distribution to the various generating plant locations. We have contacts with various suppliers to purchase oil at spot prices to meet our requirements.

Gas
We purchase firm natural gas transportation entitlements, as necessary, to provide ignition and banking at certain power plants. We purchase gas for electric generation, as needed using interruptible transportation arrangements. Some of our gas-fired units can use residual fuel oil instead of gas.

                         Electric Operating Statistics

                                              Year Ended December 31,
                                    --------------------------------------------
                                      1999     1998     1997     1996     1995
                                    -------- -------- -------- -------- --------
Electric Output (In Thousands) --
 MWH:
 Generated........................    32,684   32,372   31,289   30,107   30,548
 Purchased (A)....................     3,232    3,496    4,737    7,560    7,403
                                    -------- -------- -------- -------- --------
  Subtotal........................    35,916   35,868   36,026   37,667   37,951
Less Interchange and Other Sales..     4,785    5,454    6,224    7,580    8,149
                                    -------- -------- -------- -------- --------
  Total Output....................    31,131   30,414   29,802   30,087   29,802
                                    ======== ======== ======== ======== ========
Power Generated and Purchased at
 Times of Peak Load (MW) (one
 hour):
 Generated by Company.............     5,366    5,565    5,472    4,789    5,162
 Net Purchased (A)................     1,017      480      508    1,166      785
                                    -------- -------- -------- -------- --------
Peak Load (B).....................     6,383    6,045    5,980    5,955    5,947
                                    ======== ======== ======== ======== ========
Annual System Load Factor (%).....      55.7     57.4     56.9     57.5     57.2
Revenues (In Millions)
 Residential......................  $  975.2 $  948.6 $  932.5 $  958.7 $  955.2
 Commercial.......................     939.3    912.9    892.6    861.3    879.4
 Industrial.......................     204.3    211.5    211.9    207.6    208.5
                                    -------- -------- -------- -------- --------
 System Sales.....................   2,118.8  2,073.0  2,037.0  2,027.6  2,043.1
 Interchange and Other Sales......     112.1    120.8    132.7    155.9    167.0
 Other............................      29.1     27.0     22.3     25.5     21.0
                                    -------- -------- -------- -------- --------
  Total...........................  $2,260.0 $2,220.8 $2,192.0 $2,209.0 $2,231.1
                                    ======== ======== ======== ======== ========
Sales (In Thousands) -- MWH:
 Residential......................    11,349   10,965   10,806   11,243   10,966
 Commercial.......................    13,565   13,219   12,718   12,591   12,635
 Industrial.......................     4,350    4,583    4,575    4,596    4,591
                                    -------- -------- -------- -------- --------
 System Sales.....................    29,264   28,767   28,099   28,430   28,192
 Interchange and Other Sales......     4,785    5,454    6,224    7,580    8,149
                                    -------- -------- -------- -------- --------
  Total...........................    34,049   34,221   34,323   36,010   36,341
                                    ======== ======== ======== ======== ========
Customers (In Thousands)
 Residential......................   1,021.4  1,009.1  1,001.0    995.2    988.2
 Commercial.......................     107.7    106.5    105.9    104.5    103.4
 Industrial.......................       4.7      4.6      4.5      4.3      4.1
                                    -------- -------- -------- -------- --------
  Total...........................   1,133.8  1,120.2  1,111.4  1,104.0  1,095.7
                                    ======== ======== ======== ======== ========
Average Cost of Fuel Consumed
 (cents per million BTU)..........    107.27   104.05   105.76   108.05   104.78
                                    ======== ======== ======== ======== ========

We achieved an all-time peak load of 6,383 megawatts on July 6, 1999.

(A) Includes purchases from Safe Harbor Water Power Corporation, a hydroelectric company, of which we own two-thirds of the capital stock.
(B) We discuss active load management programs that may be activated at times of peak load in Electric Load Management, Energy, and Capacity Purchases.

Gas Business
We describe our gas utility business in the sections below.

Gas Regulatory Matters and Competition
Currently, no regulation exists for the wholesale price of natural gas as a commodity, and the regulation of interstate transmission at the federal level has been reduced. All BGE industrial and commercial gas customers and, effective November 1, 1999, all BGE residential customers have the option to purchase gas from other suppliers. However, the delivery of gas continues to be regulated by the Maryland PSC.

We buy all gas that we resell directly from various suppliers (rather than pipeline companies) and arrange separately for transportation and storage. Alternatively, we can transport gas for our customers. We also participate in the interstate markets, by releasing pipeline capacity or bundling pipeline capacity with gas for off-system sales.

We provide all of our customers with the option for delivery service across our distribution system so that they may make direct purchase and transportation arrangements with suppliers and pipelines. In addition to the delivery service, we also provide these customers with meter readings, billing, emergency response, regular maintenance, and balancing.

Approximately 55% of the gas on our distribution system is for customers using delivery service. We charge all our delivery service customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas sales.

Delivery service customers may choose to purchase gas from several different suppliers, including two of our diversified businesses. The basis of competition for delivery service customers is primarily commodity price.

As part of our response to the increase in competition in the natural gas business, earnings from off-system gas sales and capacity release revenues are shared between shareholders and customers. Off-system gas sales are low-margin direct sales of gas to wholesale suppliers of natural gas outside our service territory. We make these sales as part of a program to balance our supply of, and cost of, natural gas. In addition, we have a market based rates incentive mechanism for gas we sell on our system. Under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers.

On November 17, 1999, we applied for a $36.3 million annual increase in our gas base rates. The Maryland PSC is currently reviewing our application, and is expected to issue an order by June 2000.

Gas Operations
We distribute natural gas purchased directly from many producers and marketers. We have transportation and storage agreements as shown below. These agreements are on file with the FERC. The gas is transported to our city gates, under various transportation agreements, by:

 . Columbia Gas Transmission Corporation,
 . CNG Transmission Corporation, and
 . Transcontinental Gas Pipe Line Corporation.

To transport gas from the pipelines that supply gas to the pipelines that are connected to our city gates as mentioned above, we also have transportation capacity under contract with:

 . Texas Eastern Transmission Corporation,
 . Texas Gas,
 . Columbia Gulf Transmission Company, and
 . ANR Pipeline Company.

We have storage service agreements with:

 . Columbia Gas Transmission Corporation,
 . CNG Transmission Corporation, and
 . ANR Pipeline Company.

Our current pipeline firm transportation entitlements to serve our firm loads are 280,553 DTH per day during the winter period and 255,533 DTH per day during the summer period. We use the firm transportation capacity to move gas from the Gulf of Mexico, Louisiana, south central regions of Texas, and Canada to our city gates. We can arrange short-term contracts or exchange agreements with other gas companies in the event of short-term emergencies.

We have three market area storage contracts to manage weather sensitive gas demand during the winter period. Our current maximum storage entitlements are 235,080 DTH per day. To supplement our gas supply at times of heavy winter demands and to be available in temporary emergencies affecting gas supply, we have:

 . a liquefied natural gas facility for the liquefaction and storage of natural gas with a total storage capacity of 1,000,000 DTH and a planned daily capacity of 287,988 DTH, and
 . a propane air facility with a mined cavern with a total storage capacity equivalent to 500,000 DTH and a planned daily capacity of 85,000 DTH.

We have under contract sufficient volumes of propane for the operation of the propane air facility and are capable of liquefying sufficient volumes of natural gas during the summer months for operation of our liquefied natural gas facility during winter emergencies.

                            Gas Operating Statistics

                                                Year Ended December 31,
                                        ---------------------------------------
                                         1999    1998    1997    1996    1995
                                        ------- ------- ------- ------- -------
Gas Output (In Thousands)-- DTH:
 Purchased.............................  49,082  47,972  62,988  70,260  70,391
 LNG Withdrawn from Storage............     463     268     484     904     815
 Produced..............................     486      46     541     784     528
                                        ------- ------- ------- ------- -------
   Total Output........................  50,031  48,286  64,013  71,948  71,734
Delivery service gas (A)...............  59,494  55,608  52,629  45,964  43,854
Off-system sales (B)...................  15,543  16,724  14,759   9,968      --
                                        ------- ------- ------- ------- -------
   Total............................... 125,068 120,618 131,401 127,880 115,588
                                        ======= ======= ======= ======= =======
Peak Day Sendout (DTH)................. 727,800 658,359 765,011 708,966 706,287
                                        ======= ======= ======= ======= =======
Capability on Peak Day (DTH)........... 836,600 833,000 870,000 870,000 847,000
Revenues (In Millions)
 Residential
  Excluding Delivery Service........... $ 298.1 $ 279.2 $ 321.7 $ 320.1 $ 248.3
  Delivery Service.....................    11.5     4.9     0.5      --      --
 Commercial
  Excluding Delivery Service...........    79.3    75.6   113.5   125.1   109.9
  Delivery Service.....................    24.4    19.4    12.9     7.2     3.7
 Industrial
  Excluding Delivery Service...........     8.2     8.0    11.4    17.1    16.7
  Delivery Service.....................    16.1    16.0    17.2    14.6    16.3
                                        ------- ------- ------- ------- -------
 System sales..........................   437.6   403.1   477.2   484.1   394.9
 Off-system sales......................    42.9    40.9    37.5    26.6      --
 Other.................................     7.7     7.2     6.9     6.6     5.6
                                        ------- ------- ------- ------- -------
   Total............................... $ 488.2 $ 451.2 $ 521.6 $ 517.3 $ 400.5
                                        ======= ======= ======= ======= =======
Sales (In Thousands) -- DTH:
 Residential
  Excluding Delivery Service...........  34,272  33,595  39,958  43,784  40,211
  Delivery Service.....................   4,468   1,890     205      --      --
 Commercial
  Excluding Delivery Service...........  11,733  11,775  18,435  22,698  23,612
  Delivery Service.....................  20,288  16,633  12,964   8,755   6,982
 Industrial
  Excluding Delivery Service...........   1,367   1,412   2,016   2,887   4,102
  Delivery Service.....................  33,118  34,798  38,791  36,201  35,925
                                        ------- ------- ------- ------- -------
 System sales.......................... 105,246 100,103 112,369 114,325 110,832
 Off-system sales......................  15,543  16,724  14,759   9,968      --
                                        ------- ------- ------- ------- -------
   Total............................... 120,789 116,827 127,128 124,293 110,832
                                        ======= ======= ======= ======= =======
Customers (In Thousands)
 Residential...........................   543.5   532.5   524.5   516.5   506.8
 Commercial............................    39.9    39.6    39.3    38.9    38.4
 Industrial............................     1.3     1.3     1.3     1.3     1.3
                                        ------- ------- ------- ------- -------
   Total...............................   584.7   573.4   565.1   556.7   546.5
                                        ======= ======= ======= ======= =======

For the periods presented, we achieved an all-time peak day sendout of 765,011 DTH on January 18, 1997. Subsequently, on January 17, 2000, we achieved a new all-time peak day sendout of 795,700 DTH.

(A) Delivery service gas is gas purchased by customers directly from suppliers for which we receive a fee for transportation through our system.
(B) Off-system sales are low-margin sales to wholesale suppliers of natural gas outside our service territory (beginning first quarter 1996).

We discuss these programs further in the Gas Regulatory Matters and Competition section.

Franchises
We have nonexclusive electric and gas franchises to use streets and other highways that are adequate and sufficient to permit us to engage in our present business. All such franchises, other than the gas franchises in Manchester, Hampstead, Perryville, Sykesville, Havre de Grace, Mt. Airy, and Montgomery and Frederick Counties, are unlimited as to time. The gas franchises for these jurisdictions expire at various times from 2015 to 2087, except for Havre de Grace which has the right, exercisable at twenty-year intervals from 1907, to purchase all of our gas properties in that municipality. Conditions of the franchises are satisfactory.

--------------------------------------------------------------------------------

Diversified Businesses
Our diversified businesses engage primarily in energy services that focus mostly on power marketing and merchant generation in North America. We also have other diversified businesses that engage in financial investments and develop, own, and manage real estate and senior-living facilities. Our diversified businesses are presented below. We present operating segment information in Note 2 to Consolidated Financial Statements.

In anticipation of the deregulation of Maryland's electric industry on July 1, 2000, we are realigning our organization. We are combining the existing power marketing functions of Constellation Power Source with domestic plant operations, development, and generation functions of Constellation Power and no earlier than July 1, 2000, certain portions of BGE's business. Together these functions will form an integrated domestic merchant energy organization that will strategically develop, own, and operate power plants, market power, and manage risk in the wholesale energy market.

Energy Services
Our energy services businesses experience substantial competition from utilities and their affiliates, independent power producers and other power marketers. Competition is based on the price of the commodities, services delivered, and the quality and reliability of services provided.

Power Marketing
Constellation Power Source, Inc. (CPS), formed in 1997, provides power marketing and risk management services to wholesale customers in North America through the purchase and sale of electric power, other energy commodities and related derivative contracts. CPS has an exclusive agreement with a subsidiary of Goldman, Sachs and Co. to serve as an advisory for power marketing and related risk management services. CPS purchases electric power by several methods, including:

 . from regional power pools, or
 . through bilateral agreements with third parties.

Upon the transfer of BGE's fossil and nuclear plants to nonregulated subsidiaries of Constellation Energy, which is expected to occur no earlier than July 1, 2000, CPS will also manage the output of those plants (combined capacity of approximately 6,200 megawatts) including sales of power to BGE that will allow BGE to meet its standard offer service obligations under the Maryland PSC's Restructuring Order.

CPS sells the electric power it purchases to customers such as utilities, cooperatives and other resellers, structuring the transactions to meet each customer's diverse needs.

CPS supplies standard offer electric supply service to several distribution utilities in New England and is currently focusing efforts in high-energy growth areas such as Texas and the mid-west. CPS sold 69,787,986 megawatt hours of electric power in 1999 and 27,608,080 megawatt hours in 1998, its first full year of operation.

CPS engages in trading activities in order to manage its portfolio of energy purchases and sales to customers through structured transactions. These activities involve the use of a variety of instruments, including:

 . forward contracts (which commit it to purchase or sell energy commodities in the future),
 . swap agreements (which require payments to or from counterparties based upon the differential between two prices for a predetermined contractual (notional) quantity),
 . options contracts (which convey the right to buy or sell a commodity, financial instrument or index at a predetermined price), and . futures contracts (which are exchange traded standardized commitments to purchase or sell a commodity or financial instrument, or make a cash settlement, at a specified price and future date).

Active portfolio management allows CPS to manage and hedge its fixed price purchase and sale commitments; provide fixed-price commitments to customers and suppliers; reduce exposure to the volatility of cash market prices; and hedge fuel requirements at third-party power generation facilities.

CPS' trading activities expose it to market and credit risk. CPS monitors and controls its risk exposure through separate but complementary financial, operational, and credit reporting systems. Our Board of Directors establishes parameters for the risks that CPS undertakes, which management monitors. In addition, CPS maintains a segregation of duties, with credit review and risk monitoring functions performed by groups that are independent from revenue producing groups.

CPS is exposed to the risk that fluctuating market prices may adversely affect its, or our, financial results. For additional information on market risk, see
Item 7. Management's Discussion And Analysis--Market Risk.

CPS' credit risk is the loss that may result from a counterparty's non-performance. CPS uses credit policies to control its credit risk, including utilizing an established credit approval process, monitoring counterparty limits, employing credit mitigation measures such as margin, collateral or prepayment arrangements, and using master netting agreements. However, due to the possibility of extreme short term volatility in the prices of electricity commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If such a counterparty were then to fail to perform its obligations under its contract (for example fail to deliver the electricity CPS had contracted for), CPS could sustain a loss that could have a material impact on its, or our, financial results.

CPS is affected by weather conditions in the different regions of North America. Typically, demand for electricity, and its price, is higher in the summer and the winter, when weather is more extreme. However, not all regions of North America typically experience extreme weather conditions at the same time. CPS uses forward contracts, swap agreements, options contracts, and futures contracts to monitor its risk on a regional basis and to manage its exposure to changing weather conditions and the underlying impact on customer usage and power availability regionally.

In March 1998, we formed Orion Power Holdings, Inc. (Orion) with Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., to acquire electric generating plants in the United States and Canada. Our energy services businesses own a minority interest in Orion. To date, our energy services businesses have funded $104 million in equity and have a commitment to contribute an additional $121 million to Orion. Orion has entered into strategic relationships with Constellation Power Source and Constellation Operating Services, Inc., a subsidiary of Constellation Power, Inc. Constellation Power Source has the exclusive right to provide power marketing and risk management services to Orion. Currently, Constellation Operating Services has the exclusive right to provide operating and maintenance services to Orion's plants.

Power Projects
Constellation Power, Inc. and Subsidiaries primarily develop, own, and operate domestic and international power projects and manage power projects owned by Constellation Investments, Inc. Our power projects business has operated in the nonregulated power markets since 1985.

Domestic Projects
Our power projects business holds up to a 50% ownership interest in 28 domestic energy projects in operation or under construction that account for $531.3 million of assets. These projects consist of electric generation, fuel processing, or fuel handling and are either qualifying facilities under the Public Utility Regulatory Policies Act of 1978 or otherwise exempt from the Public Utility Holding Company Act of 1935. Projects totaling approximately $55.7 million of assets are located in the East and $475.6 million of assets are located in the West. The electric generation projects, with a combined capacity of 731.5 megawatts, are either biomass, coal, geothermal, hydroelectric, solar, waste coal or municipal solid waste. Some are also cogeneration plants. Each plant sells its output to its local utility.

Our power projects business has 17 power project sites under active development. Construction of 800 megawatts of peaking capacity in the Mid-Atlantic/Mid-West region is planned by the summer of 2001 and an additional 4,300 megawatts of peaking and combined cycle production facilities are scheduled for completion in 2002 and beyond throughout the United States. All of these plants will be gas fired, with some having duel fuel capability. They are expected to sell their output under tolling arrangements or in the market to third parties.

Our power projects business also invests in international power projects. These are discussed later in this section.

California Power Purchase Agreements

Our Domestic-West power projects include $301.8 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements.

Under these agreements, the electricity rates change from fixed rates to variable rates beginning in 1996 and continuing through 2000. The projects that already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates. We discuss these projects further in Note 10 to Consolidated Financial Statements.

Our power projects business continues to pursue alternatives for some of these projects including:

 . repowering the projects to reduce operating costs, . changing fuels to reduce operating costs, . renegotiating the power purchase agreements to improve the terms, . restructuring financing to improve existing terms, and . selling its ownership interests in the projects.

Constellation Operating Services, Inc.

Constellation Power, Inc., through its subsidiary, Constellation Operating Services, Inc., provides operation and maintenance services, including testing and start up, to owners of electric generating plants, including plants owned by our power projects business and Orion Power Holdings, Inc.

International Projects
Constellation Power's business in Latin America:

 . develops, acquires, owns, and operates power generation projects, and . acquires and owns distribution systems.

At December 31, 1999, Constellation Power had invested about $254.1 million in 10 power projects in Latin America. These investments include:

 . the purchase of a 51% interest in a Panamanian electric distribution company for approximately $90 million in 1998 by an investment group in which subsidiaries of Constellation Power hold an 80% interest, and
 . approximately $98 million for the purchase of existing electric generation facilities and the construction of an electric generation facility in Guatemala.

In December 1999, we decided to exit the international portion of our power projects business as part of our strategy to improve our competitive position. We expect to complete our exit strategy by the end of 2000. We discuss this further in Item 7. Management's Discussion And Analysis--Power Projects section.

Energy Products and Services
Constellation Energy Source, Inc. offers energy products and services designed primarily to provide solutions to the energy needs of mid-sized commercial and industrial customers. These energy products and services include:

 . wholesale gas marketing services,
 . a full range of heating, ventilation, air conditioning, and energy services, . energy consulting and power-quality services, . services to enhance the reliability of individual electric supply systems,
   and
 . customized financing alternatives.

Constellation Nuclear Group
Constellation Nuclear Group, LLC offers nuclear consulting services to nuclear power plant owners and operators. Upon transfer by BGE no earlier than July 1, 2000, it will also own Calvert Cliffs.

Home Products, Commercial Building Systems, and Gas Retail Marketing BGE Home Products & Services, Inc. and Subsidiaries offer services to residential and small commercial customers. These services include:

 . the sale and service of electric and gas appliances, . home improvements,
 . the sale and service of heating, air conditioning, plumbing, electrical, and indoor air quality systems, and
 . natural gas retail marketing.

ComfortLink
ComfortLink provides cooling services using a central chilled water distribution system to commercial customers in Baltimore.

Other Diversified Businesses
Financial Investments
Constellation Investments, Inc. engages in financial investments, including:

 . marketable securities, and
 . financial limited partnerships.

Real Estate and Senior-Living Facilities
Constellation Real Estate Group, Inc. develops, owns, and manages real estate and senior-living facilities, including:

 . land under development in the Baltimore-Washington corridor, . a mixed-use planned-unit development,
 . senior-living facilities, and
 . an equity interest in Corporate Office Properties Trust (COPT), a real estate investment trust.

We describe the real estate business and the COPT transaction further in Item
7. Management's Discussion and Analysis and Note 3 to Consolidated Financial Statements.

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

--------------------------------------------------------------------------------

Consolidated Capital Requirements
Our business requires a great deal of capital. Our total capital requirements for 1999 were $1,245 million. Of this amount, $778 million was used in our utility operations and $467 million was used in our diversified businesses. We estimate our total capital requirements for the years 2000 through 2002 to be:

 . $1,920 million in 2000,
 . $2,117 million in 2001, and
 . $1,356 million in 2002.

We continuously review and change our capital expenditure programs, so actual expenditures may vary from the estimates for the years 2000 through 2002.

We discuss our capital requirements further in Item 7. Management's Discussion and Analysis-- Capital Resources.

--------------------------------------------------------------------------------

Environmental Matters
We are subject to regulation by various federal, state, and local authorities with regard to:

 . air quality,
 . water quality,
 . waste disposal, and
 . other environmental matters.

Some of the regulations require substantial expenditures for additions to our utility plant and the use of more expensive low-sulfur fuels. We cannot precisely estimate the total effect on our facilities and operations of current and future environmental regulations and standards. However, our capital expenditures (excluding allowance for funds used during construction) were approximately $85 million during the five-year period 1995-1999 to comply with existing environmental standards and regulations, and we estimate that the future capital expenditures (excluding allowance for funds used during construction) necessary to comply with environmental standards and regulations will be approximately:

 . $66 million in 2000,
 . $53 million in 2001, and
 . $ 4 million in 2002.

Clean Air
The Federal Clean Air Act (the Act) regulates health and welfare standards for concentrations of air pollutants. Under the Act, the State of Maryland must set limits on all major sources of these pollutants in the State so that the standards are not exceeded. We have certain limits on our generating units that put us in compliance with existing air quality regulations, as follows:

 . All of our generating units, except Crane Units 1 and 2, are limited to burning fuel (coal or oil) with a sulfur content of 1% or below.
 . The Crane Units 1 and 2 are limited to 3.5 pounds of sulfur dioxide per million Btu, which is equivalent to a coal sulfur content of approximately 2.4%.
 . All units are limited to releasing particulate matter at or below 0.02 grains per standard cubic foot of exhaust gas for oil fired units and 0.03 grains per standard cubic foot for coal-fired units.
 . Brandon Shores, a newer plant, is subject to more stringent standards for sulfur dioxides (1.2 pounds per million Btu), and nitrogen oxides (0.7 pounds per million Btu).

The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxides and nitrogen oxides (NOx) from electric generating stations -- Title IV and Title I.

Title IV addresses emissions of sulfur dioxides. Compliance is required in two separate phases:

 . Phase I became effective January 1, 1995. We met the requirements of this phase by installing flue gas desulfurization systems, switching fuels, and retiring some units.
 . Phase II became effective January 1, 2000. We met the compliance requirements through a combination of switching fuels and allowance trading.

Title I addresses emissions of NOx. The Maryland Department of the Environment
(MDE) has issued regulations, effective October 18, 1999, which require up to 65% NOx emissions reductions by May 1, 2000. We have entered into a settlement agreement with the MDE since we cannot meet this deadline. Under the terms of the settlement agreement, BGE will install emissions reduction equipment at two sites by May 2002. In the meantime, we are taking steps to control NOx emissions at our generating plants.

The Environmental Protection Agency (EPA) issued a final rule in September 1998 that requires up to 85% NOx emissions reduction by 22 states including Maryland and Pennsylvania. Maryland will meet the requirements of the rule by 2003.

Based on the MDE and EPA regulations, we currently estimate that the additional controls needed at our generating plants to meet the 65% NOx emission reduction requirements will cost approximately $135 million. Through December 31, 1999, we have spent approximately $51 million to meet the MDE's 65% reduction requirements. We estimate the additional cost for the EPA's 85% reduction requirements to be approximately $35 million by 2003.

In July 1997, the EPA published new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone attainment. In 1999, these new standards were successfully challenged in court. The EPA is expected to appeal the 1999 court rulings to the Supreme Court. While these standards may require increased controls at our fossil generating plants in the future, implementation will be delayed for several years. We cannot estimate the cost of these increased controls at this time because the states, including Maryland and Pennsylvania, still need to determine what reductions in pollutants will be necessary to meet the federal standards.

Water
The MDE regulates the discharge of waste materials into the waters of the State of Maryland under the National Pollutant Discharge Elimination System permit program. This program was established as part of the Federal Clean Water Act. At the present time, we have the required permits under the program for all of our steam electric generating plants.

The MDE water quality regulations require us to, among other things, define procedures to determine compliance with State water quality standards. These procedures require extensive studies involving sampling and monitoring of the waters around affected generating plants. The State of Maryland may require changes in plant operations. We continually perform studies to determine whether any changes will be necessary to comply with these regulations.

Waste Disposal
The EPA has regulations for implementing the portions of the Resource Conservation and Recovery

Act that deal with the management of hazardous wastes. These regulations, and the Hazardous and Solid Waste Amendments of 1984, identify certain spent materials as hazardous wastes and establish standards and permit requirements for those who generate, transport, store, or dispose of such wastes. The State of Maryland has adopted regulations governing the management of hazardous wastes that are similar to the EPA regulations. We have procedures in place to comply with all applicable EPA and State of Maryland regulations governing the management of hazardous wastes. Some high volume utility wastes, such as coal fly ash and bottom ash, are exempt from these regulations. We mostly use our coal fly ash and bottom ash as structural fill material in a manner approved by the State of Maryland. Beginning in 1999, we provided some of our coal fly ash to a processing facility that is designed to recycle it into a new material that can be sold to the construction industry. We sell the remainder of the coal ash to the construction industry for a number of other approved uses.

The Federal Comprehensive Environmental Response, Compensation and Liability Act (Superfund statute) establishes liability for the cleanup of hazardous wastes that contaminate the soil, water, or air. Those who generated, transported, or deposited the waste at the contaminated site are each jointly and severally liable for the cost of the cleanup, as are the current property owner and the owner when the contamination occurred. Many states have implemented laws similar to the Superfund statute.

The EPA and several state agencies have notified us that we are considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by others. We cannot estimate the cleanup costs for all of these sites.

In the early 1970s, we shipped an unknown number of scrapped transformers to Metal Bank of America, a metal reclaimer in Philadelphia. Metal Bank's scrap and storage yard has been found to be contaminated with oil containing high levels of PCBs (hazardous chemicals frequently used as a fire-resistant coolant in electrical equipment). On December 7, 1987, the EPA notified us and nine other utilities that we are considered potentially responsible parties (PRPs) with respect to the cleanup of the site. We, along with the other PRPs, submitted a remedial investigation and feasibility study (RI/FS) to the EPA on October 14, 1994, and the EPA issued its Record of Decision (ROD) on December 31, 1997. On June 26, 1998, the EPA ordered us, the other utility PRPs, and the owner/ operator to implement the requirements of the ROD. The utility PRPs are currently conducting the remedial design. Based on the ROD, our share of the reasonably possible cleanup costs, estimated to be approximately 15.43%, could be as much as $4.9 million higher than amounts we have recorded as a liability on our Consolidated Balance Sheets.

On October 16, 1989, the EPA filed a complaint in the U.S. District Court for the District of Maryland under the Superfund statute against us and seven other defendants to recover past and future expenditures associated with the cleanup of a site located at Kane and Lombard Streets in Baltimore. The State of Maryland filed a similar complaint in the same case and court on February 12, 1990. The complaints alleged that we arranged for our coal fly ash to be deposited on the site. The Court dismissed these complaints in November 1995. The MDE began additional investigation on the remainder of the site for the EPA, but never completed the investigation. We, along with three other defendants, agreed to complete the RI/FS of groundwater contamination around the site in a July 1993 consent order. The remedial action, if any, for the remainder of the site will not be selected until these investigations are concluded. Therefore, we cannot estimate the total amount, or our share of the site cleanup costs.

From 1985 until 1989, we shipped waste oil and other materials to the Industrial Solvents and Chemical Company in York County, Pennsylvania for disposal. The Pennsylvania Department of Environmental Protection (PADEP) subsequently investigated this site and found it to be heavily contaminated by hazardous wastes. The PADEP notified us on August 15, 1990, that approximately 1,000 other entities and we are PRPs with respect to the cost of all remedial activities to be conducted at the site. The PRPs have performed waste characterization, removed and disposed of all tanks and drums of waste, completed a RI/FS at the site, and installed public water lines. In 1998, PADEP notified BGE and other PRPs of the final remedy and requested the installation of additional public water lines. In 1999, the PRPs installed the water lines and once PADEP approves the final report, we will have no further obligations under the consent orders at the site.

In December 1995, the EPA notified us that we are one of approximately 650 parties that may have incurred liability under the Superfund statute for shipments of hazardous wastes to a site in Denver, Colorado known as the RAMP Industries site. We, through our disposal vendor, shipped a small amount of low level radioactive waste to the site between 1989 and 1992. The site, which was found to have been operated improperly, was closed in 1994. That same year, the EPA began cleaning up the site by removing drums of radioactive and hazardous mixed wastes. BGE accepted a settlement offer from EPA in August 1999, whereby BGE will pay an immaterial amount to resolve its liability at this site. The consent order will be finalized in 2000.

In September 1996, we received an information request from the EPA about the Drumco Drum Dump Site, located in the Curtis Bay area of Maryland. This site was the subject of an emergency drum removal action in 1991, due to a concern about hazardous substances leaking from drums and posing a threat to human health and the environment. According to EPA documents, approximately $2 million dollars were spent on the drum removal action. To our knowledge, no long-term remediation is planned for this site. In addition, we understand that the EPA has sent information requests to approximately 17 other parties. Our records indicate that we sold empty drums to Drumco, Inc. from approximately 1983-1990. Although our potential liability cannot be estimated, we do not expect such liability to be material based on our records showing that we sold only empty storage drums to Drumco, Inc.

On July 12, 1999, the EPA notified us, along with nineteen other entities, that we may be a potentially responsible party at the 68th Street Dump/Industrial Enterprises Site, also known as the Robb Tyler Dump located in Baltimore, Maryland. The EPA indicated that it is proceeding with plans to conduct a remedial investigation and feasibility study. This site was proposed for listing as a federal Superfund site in January 1999, but the listing has not been finalized. Although our potential liability cannot be estimated, we do not expect such liability to be material based on our records showing that we did not send waste to the site.

In the early part of the century, predecessor gas companies (which were later merged into BGE) manufactured coal gas for residential and industrial use. The residue from this manufacturing process was coal tar, previously thought to be harmless but now found to contain a number of chemicals designated by the EPA as hazardous substances. We are coordinating an investigation of some of these former manufacturing sites, and determining what, if any, remedial action may be required by MDE.

In late December 1996, we signed a consent order with the MDE that requires us to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. We submitted the required remedial action plans and they have been approved by the MDE. Based on the remedial action plans, the costs we consider to be probable to remedy the contamination are estimated to total $47 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts we recovered from insurance companies, as a regulatory asset. We discuss this further in Note 5 to Consolidated Financial Statements. Through December 31, 1999, we have spent approximately $34 million for remediation at this site.

We are also required by accounting rules to disclose additional costs we consider to be less likely than probable, but still "reasonably possible" of being incurred at these sites. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $14 million in nominal dollars ($7 million in current dollars, plus the impact of inflation at 3.1% over a period of up to 36 years).

Employees
As of December 31, 1999, we employed about 9,000 people.

Item 2. Properties
We describe our electric and gas business properties separately below. We lease several properties in our service area which are used for Constellation Energy's headquarters, various offices, and services. We own our principal plants and other important units that are located in Maryland including BGE's principal headquarters building in downtown Baltimore. None of the properties used in connection with the operation of our diversified businesses are considered material to Constellation Energy.

Electric
Our principal electric properties are discussed below:

                                                                                      Generation (MWH)
                                                      Installed                     ---------------------
Generating Plant               Location             Capacity (MW)      Primary Fuel    1999       1998
----------------               --------         ---------------------- ------------ ---------- ----------
                                                (at December 31, 1999)
                                                ----------------------
Steam
 Calvert Cliffs         Calvert County, MD              1,685            Nuclear    13,309,306 13,326,633
 Brandon Shores         Anne Arundel County, MD         1,300              Coal      9,116,356  8,259,725
 Herbert A. Wagner      Anne Arundel County, MD         1,006          Coal/Oil/Gas  3,529,019  4,108,074
 Charles P. Crane       Baltimore County, MD              385              Coal      2,314,076  1,995,318
 Gould Street           Baltimore City, MD                104              Oil         112,327    137,560
 Riverside              Baltimore County, MD               78            Oil/Gas        42,039     46,322
Jointly Owned -- Steam
 Keystone               Armstrong and Indiana
                        Counties, PA                    359(A)             Coal      2,755,946  2,800,921
 Conemaugh              Indiana County, PA              181(A)             Coal      1,335,411  1,387,837
Combustion Turbine
 Perryman               Harford County, MD                350            Oil/Gas        92,464    234,990
 Notch Cliff            Baltimore County, MD              128              Gas          28,954     29,644
 Westport               Baltimore City, MD                121              Gas          16,460     20,814
 Riverside              Baltimore County, MD              173            Oil/Gas        19,639     11,989
 Philadelphia Road      Baltimore City, MD                 64              Oil           8,026      8,021
 Charles P. Crane       Baltimore County, MD               14              Oil           1,919      2,247
 Herbert A. Wagner      Anne Arundel County, MD            14              Oil           1,713      1,665
                                                        -----                       ---------- ----------
  Totals                                                5,962                       32,683,655 32,371,760
                                                        =====                       ========== ==========

--------
(A) These totals reflect BGE's proportionate interest and entitlement to capacity from Keystone and Conemaugh, which include 2 megawatts of diesel capacity for Keystone and 1 megawatt of diesel capacity for Conemaugh. We share the ownership of the properties for the Keystone and Conemaugh plants in Pennsylvania. There are minor liens and easements on the Keystone and Conemaugh properties, but these encumbrances do not materially interfere with our use of the properties.

We also own two-thirds of the outstanding capital stock of Safe Harbor Water Power Corporation, and are currently entitled to 277 megawatts of the rated capacity of the Safe Harbor Hydroelectric Project. Safe Harbor is operated under a Federal Energy Regulatory Commission license which expires in 2030.

Gas
We own the following propane air and liquefied natural gas facilities:

 . a liquefied natural gas facility for the liquefication and storage of natural gas with a total storage capacity of 1,000,000 DTH and a planned daily capacity of 287,988 DTH, and
 . a propane air facility with a mined cavern with a total storage capacity of 500,000 DTH and a planned daily capacity of 85,000 DTH.

We also have rights-of-way to maintain 26-inch natural gas mains across certain Baltimore City owned property (principally parks) which expire in 2004. These rights-of-way can be renewed during their last year for an additional period of 25 years based on a fair revaluation.

General
We have electric transmission and electric and gas distribution lines located:

 . in public streets and highways pursuant to franchises, and . on permanent rights-of-way secured for the most part by grants from owners of the property and for a relatively small part by condemnation. Conditions of the grants are satisfactory.

All of BGE's property, including the generation assets that will be transferred as part of deregulation, is subject to the lien of BGE's mortgage securing its mortgage bonds.

--------------------------------------------------------------------------------

Item 3. Legal Proceedings
Asbestos
Since 1993, we have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that we knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

The first type is direct claims by individuals exposed to asbestos. We described these claims in a Report on Form 8-K filed August 20, 1993. We are involved in these claims with approximately 70 other defendants. Approximately 530 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims were filed in the Circuit Court for Baltimore City, Maryland in the summer of 1993. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

 . the identity of our facilities at which the plaintiffs allegedly worked as contractors,
 . the names of the plaintiff's employers, and . the date on which the exposure allegedly occurred.

To date, 23 of these cases were settled for amounts that were not significant.

The second type is claims by one manufacturer -- Pittsburgh Corning Corp. -- against us and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs and were filed in the Circuit Court for Baltimore City, Maryland in the fall of 1993. To date, about 140 cases have been resolved, all without any payment by BGE. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

 . the identity of our facilities containing asbestos manufactured by the manufacturer,
 . the relationship (if any) of each of the individual plaintiffs to us, . the settlement amounts for any individual plaintiffs who are shown to have had a relationship to us, and
 . the dates on which/places at which the exposure allegedly occurred.

Until the relevant facts for both types of claims are determined, we are unable to estimate what our liability, if any, might be. Although insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any awards in the actions, our potential liability could be material.

Restructuring Order
Three separate appeals of the Restructuring Order issued by the Maryland PSC have been filed. Two appeals, one by Trigen--Baltimore Energy Corporation and the other by Sweetheart Cup Company were filed on December 9, 1999 in the Circuit Court for Baltimore City. The third appeal was filed by the Mid-Atlantic Power Supply Association (MAPSA) on December 10, 1999 in the Circuit Court for Prince Georges County. MAPSA's appeal has been transferred to the Circuit Court for Baltimore City.

Each appeal asks for a review of the Restructuring Order. MAPSA also seeks to delay the implementation of the Restructuring Order until a decision on the merits of the appeals by the court.

We believe that the appeals are without merit. However, if a delay in implementation is granted or the appeals are successful, it could have a material adverse effect on our and BGE's financial results.

See Item 1. Business -- Electric Regulatory Matters and Competition, Nuclear Operations, Fuel for Electric Generation, Gas Regulatory Matters and Competition, Environmental Matters, and Item 7. Management's Discussion and Analysis and Note 10 to Consolidated Financial Statements for other information about our legal or regulatory proceedings.

Item 4. Submission of Matters to Vote of Security Holders
Not applicable.

Executive Officers of the Registrant
BGE meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K for a reduced disclosure format. Accordingly, the executive officers of BGE are not presented below.

Executive Officers of Constellation Energy Group at the date of this report are:

                                                                    Other BGE Offices or
                                                                          Positions
 Name                    Age           Present Office            Held During Past Five Years
 ----                    ---           --------------            ---------------------------
Christian H. Poindexter   61 Chairman of the Board, President   Chairman of the Board,
                              and Chief Executive Officer (A)    President, and Chief
                              (Since formation of                Executive Officer
                              Constellation Energy Group as
                              the holding company on April 30,
                              1999; since March 1, 1998 for
                              BGE)
Thomas F. Brady           50 Vice President Corporate Strategy  Vice President, Corporate
                              and Development (Since April 30,   Strategy and Development,
                              1999)                              Vice President, Retail
                                                                 Services Vice President,
                                                                 Customer Service and
                                                                 Distribution
David A. Brune            59 Vice President Finance and          General Counsel
                              Accounting, Chief Financial
                              Officer and Secretary (Since
                              formation of Constellation
                              Energy Group as the holding
                              company on April 30, 1999; since
                              February 25, 1997 for BGE)
Robert S. Fleishman       46 Vice President Corporate Affairs   General Counsel
                              and General Counsel (Since         Associate General Counsel--
                              formation of Constellation         Regulatory
                              Energy Group as the holding
                              company on April 30, 1999; since
                              May 1, 1998 for BGE)
Linda D. Miller           49 Vice President Human Resources     Vice President, Management
                              (Since formation of                Services Manager, Employee
                              Constellation Energy Group as      Services
                              the holding company on April 30,
                              1999; since May 1, 1998 for BGE)

--------
(A) Chief Executive Officer, Director, and member of the Executive Committee.

Officers of Constellation Energy Group are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such. There is no arrangement or understanding between any director or officer and any other person pursuant to which the director or officer was selected.

PART II
Item 5. Market for Registrant's Common Equity and Related Shareholder Matters Stock Trading
Constellation Energy's common stock is traded under the ticker symbol CEG. It is listed on the New York, Chicago, and Pacific stock exchanges. It has unlisted trading privileges on the Boston, Cincinnati, and Philadelphia exchanges.

As of February 29, 2000, there were 65,226 common shareholders of record.

Dividend Policy
Constellation Energy pays dividends on its common stock after its Board of Directors declares them. There is no limitation on Constellation Energy paying common stock dividends.

BGE pays dividends on its common stock after its Board of Directors declares them. There is no limitation on BGE paying common stock dividends unless:

 . BGE elects to defer interest payments on the 7.16% Deferrable Interest
   Subordinated Debentures due June 30, 2038, and any deferred interest remains unpaid; or
 . all dividends (and any redemption payments) due on BGE's preference stock have not been paid.

Dividends have been paid on the common stock continuously since 1910. Future dividends depend upon future earnings, our financial condition, and other factors. Quarterly dividends were declared on the common stock during 1999 and 1998 in the amounts set forth below. Dividends paid prior to April 30, 1999 were on BGE common stock. As a result of the share exchange Constellation Energy is the successor of BGE.

                    Common Stock Dividends and Price Ranges

                                 1999                       1998
                          ---------------------      -----------------------
                                    Price*                     Price*
                                   ------------               --------------
                          Dividend                   Dividend
                          Declared High    Low       Declared High      Low
                          -------- ----    ----      -------- ----      ----
First Quarter............  $ .42   $31 1/8 $24 11/16  $ .41   $34 1/8   $29 3/4
Second Quarter...........    .42    31 3/8  25 1/8      .42    32 15/16  29 1/4
Third Quarter............    .42    30 7/8  27 3/16     .42    33 5/8    29 5/16
Fourth Quarter...........    .42    31 1/2  27 1/2      .42    35 1/4    30 1/8
                           -----                      -----
 Total...................  $1.68                      $1.67
                           =====                      =====

--------
* Based on New York Stock Exchange Composite Transactions as reported in THE WALL STREET JOURNAL.

Item 6. Selected Financial Data
Constellation Energy Group, Inc. and Subsidiaries

                                                             1999       1998       1997       1996      1995
--------------------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in millions, except per share amounts)
Summary of Operations
 Total Revenues                                            $3,786.2   $3,358.1   $3,307.6   $3,153.2  $2,934.8
 Operating Expenses                                         3,026.3    2,617.0    2,584.0    2,483.7   2,239.1
--------------------------------------------------------------------------------------------------------------
 Income From Operations                                       759.9      741.1      723.6      669.5     695.7
 Other Income (Expense)                                         7.9        5.7      (52.8)       6.1       8.8
--------------------------------------------------------------------------------------------------------------
 Income Before Fixed Charges
  and Income Taxes                                            767.8      746.8      670.8      675.6     704.5
 Fixed Charges                                                255.0      262.7      258.7      237.0     237.6
--------------------------------------------------------------------------------------------------------------
 Income Before Income Taxes                                   512.8      484.1      412.1      438.6     466.9
 Income Taxes                                                 186.4      178.2      158.0      166.3     169.5
--------------------------------------------------------------------------------------------------------------
 Income Before Extraordinary Item                             326.4      305.9      254.1      272.3     297.4
 Extraordinary Loss, Net of Income Taxes                      (66.3)         -          -          -         -
--------------------------------------------------------------------------------------------------------------
 Net Income                                                $  260.1   $  305.9   $  254.1   $  272.3  $  297.4
==============================================================================================================
 Earnings Per Share of Common Stock
  and Earnings Per Share of Common
  Stock-- Assuming Dilution Before
  Extraordinary Item                                       $   2.18   $   2.06   $   1.72   $   1.85  $   2.02
 Extraordinary Loss, Net of Income Taxes                       (.44)         -          -          -         -
--------------------------------------------------------------------------------------------------------------
 Earnings Per Share of Common Stock and
  Earnings Per Share of Common Stock--
  Assuming Dilution                                        $   1.74   $   2.06   $   1.72   $   1.85  $   2.02
==============================================================================================================
 Dividends Declared Per Share
  of Common Stock                                          $   1.68   $   1.67   $   1.63   $   1.59  $   1.55
==============================================================================================================

Summary of Financial Condition
 Total Assets                                              $9,683.8   $9,275.0   $8,900.0   $8,678.2  $8,419.1
==============================================================================================================
 Capitalization
  Long-term debt                                           $2,575.4   $3,128.1   $2,988.9   $2,758.8  $2,598.2
  Preferred stock                                                 -          -          -          -      59.2
  Redeemable preference stock                                     -          -       90.0      134.5     242.0
  Preference stock not subject to
   mandatory redemption                                       190.0      190.0      210.0      210.0     210.0
  Common shareholders' equity                               2,993.0    2,981.5    2,870.4    2,854.7   2,811.2
--------------------------------------------------------------------------------------------------------------
 Total Capitalization                                      $5,758.4   $6,299.6   $6,159.3   $5,958.0  $5,920.6
==============================================================================================================

Financial Statistics at Year End
 Ratio of Earnings to Fixed Charges                            2.87       2.60       2.35       2.44      2.52

 Book Value Per Share of Common Stock                      $  20.01   $  19.98   $  19.44   $  19.33  $  19.06

 Number of Common Shareholders (In Thousands)                  66.1       69.9       73.7       77.6      79.8

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Baltimore Gas and Electric Company and Subsidiaries

                                                             1999       1998       1997       1996      1995
--------------------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in millions, except per share amounts)
Summary of Operations
 Total Revenues                                            $3,028.3   $3,358.1   $3,307.6   $3,153.2  $2,934.8
 Operating Expenses                                         2,324.0    2,617.0    2,584.0    2,483.7   2,239.1
--------------------------------------------------------------------------------------------------------------
 Income From Operations                                       704.3      741.1      723.6      669.5     695.7
 Other Income (Expense)                                         8.4        5.7      (52.8)       6.1       8.8
--------------------------------------------------------------------------------------------------------------
 Income Before Fixed Charges
  and Income Taxes                                            712.7      746.8      670.8      675.6     704.5
 Fixed Charges                                                205.9      240.9      230.0      198.5     197.0
--------------------------------------------------------------------------------------------------------------
 Income Before Income Taxes                                   506.8      505.9      440.8      477.1     507.5
 Income Taxes                                                 178.4      178.2      158.0      166.3     169.5
--------------------------------------------------------------------------------------------------------------
 Income Before Extraordinary Item                             328.4      327.7      282.8      310.8     338.0
 Extraordinary Loss, Net of Income Taxes                      (66.3)         -          -          -         -
--------------------------------------------------------------------------------------------------------------
 Net Income                                                   262.1      327.7      282.8      310.8     338.0
 Preferred and Preference Stock Dividends                      13.5       21.8       28.7       38.5      40.6
--------------------------------------------------------------------------------------------------------------
 Earnings Applicable to Common Stock                       $  248.6   $  305.9   $  254.1   $  272.3  $  297.4
==============================================================================================================

Summary of Financial Condition
 Total Assets                                              $7,272.6   $9,275.0   $8,900.0   $8,678.2  $8,419.1
==============================================================================================================
 Capitalization
  Long-term debt                                           $2,206.0   $3,128.1   $2,988.9   $2,758.8  $2,598.2
  Preferred stock                                                 -          -          -          -      59.2
  Redeemable preference stock                                     -          -       90.0      134.5     242.0
  Preference stock not subject to
   mandatory redemption                                       190.0      190.0      210.0      210.0     210.0
  Common shareholder's equity                               2,355.4    2,981.5    2,870.4    2,854.7   2,811.2
--------------------------------------------------------------------------------------------------------------
 Total Capitalization                                      $4,751.4   $6,299.6   $6,159.3   $5,958.0  $5,920.6
==============================================================================================================

Financial Statistics at Year End
 Ratio of Earnings to Fixed Charges                            3.45       2.94       2.78       3.10      3.21

 Ratio of Earnings to Combined Fixed Charges and
   Preferred and Preference Stock Dividends                    3.14       2.60       2.35       2.44      2.52

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On April 30, 1999, Constellation Energy(R) Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE(R)) and Constellation(R) Enterprises, Inc. Constellation Enterprises was previously owned by BGE.

Constellation Energy's subsidiaries primarily include BGE and a group of energy services businesses focused mostly on power marketing and merchant generation in North America.

BGE is an electric and gas public utility company with a service territory that covers the City of Baltimore and all or part of ten counties in Central Maryland.

Our energy services businesses are:

     .    Constellation Power Source,(TM) Inc.--wholesale power marketing,

     .    Constellation Power,(TM) Inc. and Subsidiaries--power projects,

     .    Constellation Energy Source,(TM) Inc.--energy products and services,

     . Constellation Nuclear Group,(TM) LLC--nuclear generation and consulting services,

     . BGE Home Products & Services,(TM) Inc. and Subsidiaries--home products, commercial building systems, and residential and small commercial gas retail marketing, and

     . District Chilled Water General Partnership (ComfortLink(R)) --a general partnership, in which BGE is a partner, that provides cooling services for commercial customers in Baltimore.

Our other businesses are:

     .    Constellation Investments,(TM) Inc.--financial investments, and

     . Constellation Real Estate Group,(TM) Inc.--real estate and senior-living facilities.

This report is a combined report of Constellation Energy and BGE. The consolidated financial statements of Constellation Energy include the accounts of Constellation Energy, BGE and its subsidiaries, Constellation Enterprises, Inc. and its subsidiaries, and Constellation Nuclear Group, LLC and its subsidiaries. The consolidated financial statements of BGE include the accounts of BGE, ComfortLink, and BGE Capital Trust I. As Constellation Enterprises and its subsidiaries were subsidiaries of BGE prior to April 30, 1999, they are included in the consolidated financial statements of BGE through that date.

References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "utility business" are to BGE.

In this discussion and analysis, we explain the general financial condition and the results of operations for Constellation Energy and BGE including:

     .    what factors affect our business,

     .    what our earnings and costs were in 1999 and 1998,

     .    why earnings and costs changed from the year before,

     .    where our earnings came from,

     .    how all of this affects our overall financial condition,

     . what our expenditures for capital projects were in 1997 through 1999, and what we expect them to be in 2000 through 2002, and

     .    where we expect to get cash for future capital expenditures.

As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 1999, 1998, and 1997. We analyze and explain the differences between periods by operating segment. Our analysis is important in making decisions about your investments in Constellation Energy and/or BGE.

Also, this discussion and analysis is based on the operation of the electric generation portion of our utility business under current rate regulation. The electric utility industry is undergoing rapid and substantial change. On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. On November 10, 1999, the Maryland Public Service Commission (Maryland PSC) issued Order No. 75757 (Restructuring Order) approving a Stipulation and Settlement Agreement between BGE and a majority of the active parties involved in the electric restructuring proceeding that resolves the major issues surrounding electric restructuring. See the "Electric Restructuring" section and Note 4 for a detailed discussion of the Restructuring Order.

Our electric business will change significantly beginning July 1, 2000 as we enter into retail customer choice for electric generation and our generation assets are transferred to nonregulated subsidiaries of Constellation Energy. Accordingly, the results of operations and financial condition described in this discussion and analysis are not necessarily indicative of future performance.

Strategy

The change toward customer choice will significantly impact our business going forward. In response to this change, we regularly evaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory change. We are realigning our organization combining all of our domestic merchant energy businesses. We will continue to invest in the growth of these businesses, with the objective of providing new sources of earnings. In addition, we might consider one or more of the following strategies:

     . the complete or partial separation of our transmission and distribution functions,

     .    the construction, purchase or sale of generation assets,

     .    mergers or acquisitions of utility or non-utility businesses,

     .    spin-off or sale of one or more businesses, and

     .    growth of earnings from other nonregulated businesses.

We cannot predict whether any of the strategies described above may actually occur, or what their effect on our financial results or competitive position might be. However, with the shift toward customer choice, competition, and the growth of our nonregulated subsidiaries, various factors will affect our financial results in the future. These factors include, but are not limited to, operating our currently regulated generation assets in a deregulated market beginning July 1, 2000 without the benefit of a fuel rate adjustment clause, the loss of revenues due to customers choosing alternate suppliers, higher volatility of earnings and cash flows, and increased financial requirements of our nonregulated subsidiaries. Please refer to the "Forward Looking Statements" section for additional factors.

--------------------------------------------------------------------------------

Current Issues
Competition--Electric

Electric utilities are facing competition on various fronts, including:

     . construction of generating units to meet increased demand for electricity,

     .    sale of electricity in bulk power markets,

     .    competing with alternative energy suppliers, and

     .    electric sales to retail customers.

On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. In addition, on November 10, 1999, the Maryland PSC issued a Restructuring Order that resolved the major issues surrounding electric restructuring. These matters are discussed further in the "Electric Restructuring" section and Note 4.

As a result of the deregulation of BGE's electric generation, no earlier than July 1, 2000, and upon receipt of all regulatory approvals, we expect that BGE will transfer, at book value, its nuclear generating assets and its nuclear decommissioning trust fund to a subsidiary of Constellation Nuclear Group, LLC. In addition, we expect that BGE will transfer, at book value, its fossil generating assets and its partial ownership interest in two coal plants and a hydroelectric plant located in Pennsylvania to a nonregulated subsidiary of Constellation Energy. In total, these generating assets represent about 6,240 megawatts of generation capacity with a total projected net book value at June 30, 2000 of approximately $2.4 billion.

We expect BGE to transfer approximately $278 million of tax exempt debt to our nonregulated subsidiaries related to the transferred assets and that BGE will receive approximately $1.1 billion in unsecured promissory notes. Repayments of the notes by our nonregulated subsidiaries will be used exclusively to service certain long-term debt of BGE. BGE will also transfer equity associated with the generating assets to nonregulated subsidiaries of Constellation Energy.

Under the Restructuring Order, BGE will provide standard offer service to customers at fixed rates over various time periods during the transition period for those customers that do not choose an alternate supplier once customer choice begins July 1, 2000. In addition, the electric fuel rate will be discontinued effective July 1, 2000. Nonregulated subsidiaries of Constellation Energy will provide BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. Standard offer service will be competitively bid thereafter.

Nonregulated subsidiaries of Constellation Energy will obtain the energy and capacity to supply BGE's standard offer service obligations from the Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) and BGE's former fossil plants, supplemented with energy purchased from the wholesale energy market as necessary. Our earnings will be exposed to the risks of the competitive wholesale electricity market to the extent that our nonregulated subsidiaries have to purchase energy and/or capacity or generate energy to meet obligations to supply power to BGE at market prices or costs, respectively, which may approach or exceed

BGE's standard offer service rates. We will also be affected by operational risk, that is, the risk that a generating plant is not available to produce energy when the energy is required.

Until July 1, 2000, we will continue to recover our cost of fuel and purchased energy through the electric fuel rate as long as the Maryland PSC finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. After July 1, 2000, any energy purchased to meet BGE's load commitments will become a cost of doing business in the newly competitive marketplace. Therefore, if BGE provides standard offer service at fixed rates to its customers that do not select an alternative provider as required under the terms of the Restructuring Order, and the load demand exceeds our capacity to supply energy due to a plant outage, nonregulated subsidiaries of Constellation Energy would be required to purchase additional power in the wholesale energy market. If the price of obtaining energy in the wholesale market exceeds the fixed standard offer service price, our earnings would be adversely affected. Imbalances in demand and supply can occur not only because of plant outages, but also because of transmission constraints or due to extreme temperatures (hot or cold) causing demand to exceed available supply.

We will use appropriate risk management techniques consistent with our business plan and policies to address these issues. We cannot estimate the impact of the increased financial risks associated with this transition. However, these financial risks could have a material impact on our, and BGE's, financial results.

Competition--Gas

Currently, no regulation exists for the wholesale price of natural gas as a commodity, and the regulation of interstate transmission at the federal level has been reduced. All BGE industrial and commercial gas customers, and effective November 1, 1999, all BGE residential customers have the option to purchase gas from other suppliers.

Early Retirement Program

In recognition of the changing business environment, in 1999, our Board of Directors approved a Targeted Voluntary Special Early Retirement Program (TVSERP) to provide enhanced early retirement benefits to certain eligible participants in targeted jobs that elect to retire on June 1, 2000. The financial impacts of the TVSERP will be reflected in the second quarter of 2000.

Calvert Cliffs License Extension

In 1998, we filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for Calvert Cliffs to extend its license beyond 2014 for Unit 1 and 2016 for Unit 2. License renewal evaluations focus on age-related issues in long-lived passive components (passive components include buildings, the reactor vessel, piping, ventilation ducts, electric cables, etc.). We must demonstrate that we can ensure that these passive components will continue to perform their intended functions through the renewal period. The NRC will also consider the impact of the 20-year license extension on the environment.

According to the NRC's timetable, approval of BGE's application is expected in April 2000. However, we cannot predict the actual timing of the NRC's decision, or the impact, if any, on our financial results. If we do not receive the license extension, we may not be able to operate the Calvert Cliffs units beyond 2014 and 2016.

BGE is currently involved in a lawsuit titled National Whistleblower Center v. Nuclear Regulatory Commission and Baltimore Gas and Electric Company regarding its license extension process. The matter involves an appeal of the NRC's dismissal of Whistleblower's petition to intervene in the license renewal proceeding. At issue was the NRC's adoption of a streamlined procedure for the proceeding, including the requirement that any requests for extensions of time be justified by a showing of "unavoidable and extreme circumstances" rather than the "good cause" standard previously applied. Applying the new standard, the NRC ultimately dismissed Whistleblower's petition to intervene. Oral arguments have been held and a decision from the court is pending.

Environmental and Legal Matters

You will find details of our environmental matters in Note 10 and under Item 1. Business--Environmental Matters. You will find details of our legal matters under Item 3. Legal Proceedings. Some of the information is about costs that may be material to our financial results.

Year 2000

We did not experience any significant problems associated with the year 2000 issue.

Accounting Standards Issued

We discuss recently issued accounting standards in Note 1.

Results of Operations

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments.

Overview
Total Earnings Per Share of Common Stock

                                              1999        1998        1997
--------------------------------------------------------------------------------
Utility business                             $2.03       $1.93       $1.94
Diversified businesses                         .45         .27         .34
--------------------------------------------------------------------------------
Total earnings per share
 before nonrecurring charges
 included in operations                       2.48        2.20        2.28

Nonrecurring charges included
 in operations:
 Hurricane Floyd
  (see Note 2)                                (.03)          -           -
 Write-off of merger costs
  (see Note 2)                                   -           -        (.25)
 Write-downs of power
  projects (see Note 3)                       (.12)          -           -
 Write-off of energy services
  investment (see Note 2)                        -        (.04)          -
 Write-down of financial
  investment (see Note 3)                     (.11)          -           -
 Write-downs of real estate
  and senior-living investments
  (see Note 2 and Note 3)                     (.04)       (.10)       (.31)
--------------------------------------------------------------------------------
Total earnings per share before
 extraordinary item                           2.18        2.06        1.72
--------------------------------------------------------------------------------
Extraordinary loss
 (see Note 4)                                 (.44)          -           -
--------------------------------------------------------------------------------
Total earnings per share                     $1.74       $2.06       $1.72
================================================================================


1999

Our 1999 total earnings decreased $45.8 million, or $.32 per share, compared to 1998. Our total earnings decreased mostly because we recorded an extraordinary charge of $66.3 million, or $.44 per share, associated with the deregulation of the electric generation portion of our business. Our 1999 total earnings also include nonrecurring write-downs recorded in our power projects, financial investments, and real estate and senior-living businesses. These decreases were partially offset by higher earnings from utility and diversified business operations excluding nonrecurring charges. We discuss the extraordinary charge in Note 4.

In 1999, we had higher utility earnings before the extraordinary charge compared to 1998 mostly because we sold more electricity and gas this year, and we settled a capacity contract with PECO Energy Company in 1998 that had a negative impact on earnings in that year. This increase was partially offset by storm restoration activities related to Hurricane Floyd and higher depreciation and amortization expense mostly due to the $75.0 million, or $48.8 million after-tax, amortization of the regulatory asset recorded in 1999 for the reduction of our generation plant under the Restructuring Order.

We discuss our utility earnings and the Restructuring Order in more detail in the "Utility Business" section.

In 1999, diversified business earnings before nonrecurring charges increased compared to 1998 mostly because of higher earnings from our power marketing business.

We discuss our diversified business earnings, including the write-downs, further in the "Diversified Businesses" section.

1998

Our 1998 total earnings increased $51.8 million, or $.34 per share, compared to 1997. Our total earnings increased mostly because 1997 results reflect our write-off of costs associated with the terminated merger with Potomac Electric Power Company, and our real estate and senior-living facilities business' write-down of its investments in two real estate projects. This increase was partially offset by:

     . our real estate and senior-living facilities business' write-down of its investment in a real estate project in 1998, and

     . the write-off of an energy services investment in 1998. In 1998, utility earnings were about the same compared to 1997.

In 1998, diversified business earnings before nonrecurring charges decreased compared to 1997 mostly because of lower earnings from our real estate and senior-living facilities and financial investments businesses. This decrease was partially offset by higher earnings from our power projects and power marketing businesses.

Utility Business

Before we go into the details of our electric and gas operations, we believe it is important to discuss factors that have a strong influence on our utility business performance: electric restructuring, regulation by the Maryland PSC, the weather, and other factors, including the condition of the economy in our service territory.

Electric Restructuring

On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the "Act") and accompanying tax legislation that will significantly restructure Maryland's electric utility industry and modify the industry's tax structure.

In the Restructuring Order discussed below, the Maryland PSC addressed the major provisions of the Act. The accompanying tax legislation is discussed in detail in Note 4.

On November 10, 1999, the Maryland PSC issued a Restructuring Order that resolves the major issues surrounding electric restructuring, accelerates the timetable for customer choice, and addresses the major provisions of the Act. The Restructuring Order also resolves the electric restructuring proceeding (transition costs, customer price protections, and unbundled rates for electric services) and a petition filed in September 1998 by the Office of People's Counsel (OPC) to lower our electric base rates. The major provisions of the Restructuring Order are:

     . All customers, except a few commercial and industrial companies that have signed contracts with BGE, will be able to choose their electric energy supplier beginning July 1, 2000. BGE will provide a standard offer service for customers that do not select an alternative supplier. In either case, BGE will continue to deliver electricity to all customers in areas traditionally served by BGE.

     . BGE's current electric base rates are frozen at their current levels until July 1, 2000.

     . BGE will reduce residential base rates by approximately 6.5% on average, about $54 million a year, beginning July 1, 2000. These rates will not change before July 2006.

     . Commercial and industrial customers will have up to four service options that will fix electric energy rates and transition charges for a period that generally ranges from four to six years.

     . Electric delivery service rates will be frozen for a four-year period for commercial and industrial customers. The generation and transmission components of rates will be frozen for different time periods depending on the service options selected by those customers.

     . BGE will be allowed to recover $528 million after-tax of its potentially stranded investments and utility restructuring costs through a competitive transition charge on customers' bills. Residential customers will pay this charge for six years. Commercial and industrial customers will pay in a lump sum or over the four to six-year period, depending on the service option selected by each customer.

     . Generation-related regulatory assets and nuclear decommissioning costs will be included in delivery service rates effective July 1, 2000 and will be recovered on a basis approximating their existing amortization schedules.

     . Starting July 1, 2000, BGE will unbundle rates to show separate components for delivery service, transition charges, standard offer service (generation), transmission, universal service, and taxes.

     . On July 1, 2000, BGE will transfer, at book value, its ten Maryland-based fossil and nuclear power plants and its partial ownership interest in two coal plants and a hydroelectric plant in Pennsylvania to nonregulated subsidiaries of Constellation Energy.

     . BGE will reduce its generation assets, as discussed in Note 4, by $150 million pre-tax during the period July 1, 1999 - June 30, 2000 to mitigate a portion of its potentially stranded investments.

     . Universal service will be provided for low-income customers without increasing their bills. BGE will provide its share of a statewide fund totaling $34 million annually.

We believe that the Restructuring Order provided sufficient details of the transition plan to competition for BGE's electric generation business to require BGE to discontinue the application of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation for that portion of its business. Accordingly, in the fourth quarter of 1999, we adopted the provisions of SFAS No. 101, Regulated Enterprises--Accounting for the Discontinuation of FASB Statement No. 71 and Emerging Issues Task Force Consensus (EITF) No. 97-4, Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and 101 for BGE's electric generation business. BGE's transmission and distribution business continues to meet the requirements of SFAS No. 71 as that business remains regulated. We describe the effect of applying these accounting requirements in Note 4.

In early December, the Mid-Atlantic Power Supply Association (MAPSA), Trigen-Baltimore Energy Corporation, and Sweetheart Cup Company, Inc. filed appeals of the Restructuring Order. MAPSA also filed a motion seeking to delay the implementation of the Restructuring Order pending a decision on the merits by the court. While we believe that the appeals are without merit, no assurances can be given as to the timing or outcome of these cases, and whether the outcome will have a material adverse effect on our and BGE's financial results.

Regulation by the Maryland PSC

Under traditional rate regulation that will continue for all BGE's businesses except electric generation beginning July 1, 2000, the Maryland PSC determines the rate we can charge our customers. Our rates consist of a "base rate," a "conservation surcharge," and a "fuel rate."

Base Rate

The base rate is the rate the Maryland PSC allows us to charge our customers for the cost of providing them service, plus a profit. We have both an electric base rate and a gas base rate. Higher electric base rates apply during the summer when the demand for electricity is higher. Gas base rates are not affected by seasonal changes.

Except as provided under the terms of the electric Restructuring Order discussed earlier, BGE may ask the Maryland PSC to increase base rates from time to time. The Maryland PSC historically has allowed BGE to increase base rates to recover increased utility plant asset costs, plus a profit, beginning at the time of replacement. Generally, rate increases improve our utility earnings because they allow us to collect more revenue. However, rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. Other parties may petition the Maryland PSC to decrease base rates.

On November 17, 1999, BGE filed an application with the Maryland PSC to increase its gas base rates. We discuss this filing in the gas "Base Rates" section.

Conservation Surcharge

The Maryland PSC allows us to include in electric and gas rates a component to recover money spent on conservation programs. This component is called a "conservation surcharge." However, under this surcharge the Maryland PSC limits what our profit can be. If at the end of the year we have exceeded our allowed profit, we defer (include as a liability on our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) the excess in that year and we lower the amount of future surcharges to our customers to correct the amount of overage, plus interest. As a result of the Restructuring Order, the electric conservation surcharge was frozen at its current level and the associated profit limitation is no longer applicable.

Fuel Rate

Currently, we charge our electric customers separately for the fuel we use to generate electricity (nuclear fuel, coal, gas, or oil) and for the net cost of purchases and sales of electricity. We charge the actual cost of these items to the customer with no profit to us. If these costs go up, the Maryland PSC permits us to increase the fuel rate. If these costs go down, our customers benefit from a reduction in the fuel rate. The fuel rate is mostly impacted by the amount of electricity generated at Calvert Cliffs because the cost of nuclear fuel is cheaper than coal, gas, or oil.

Under the Restructuring Order, BGE's electric fuel rate is frozen at its current level until July 1, 2000, at which time the fuel rate clause will be discontinued. We will continue to defer the difference between our actual costs of fuel and energy and what we collect from customers under the fuel rate through June 30, 2000. After that date, earnings will be affected by the changes in the cost of fuel and energy. We discuss our exposure to market risk further in the "Current Issues" section. In addition, any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause will be collected from our customers over a period to be determined by the Maryland PSC. At December 31, 1999, the amount to be collected from customers was $60.0 million.

We charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the "Gas Cost Adjustments" section and in Note 1.

Weather

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

Effective March 1, 1998, the Maryland PSC allowed us to implement a monthly adjustment to our gas business revenues to eliminate the effect of abnormal weather patterns. We discuss this further in the "Weather Normalization" section.

We show the number of cooling and heating degree days in 1999 and 1998, the percentage change in the number of degree days from the prior year, and the number of degree days in a "normal" year as represented by the 30-year average in the following table.

                                                                   30-year
                                              1999        1998     average
--------------------------------------------------------------------------------
Cooling degree days                            845         915         843
Percentage change from prior year             (7.7)%      22.7%

Heating degree days                          4,585       4,119       4,755
Percentage change from prior year             11.3%      (14.6)%

Other Factors

Other factors, aside from weather, impact the demand for electricity and gas. These factors include the "number of customers" and "usage per customer" during a given period. We use these terms later in our discussions of electric and gas operations. In those sections, we discuss how these and other factors affected electric and gas sales during 1999 and 1998.

The number of customers in a given period is affected by new home and apartment construction and by the number of businesses in our service territory. When customer choice for electric generation begins on July 1, 2000, a portion of BGE's electric customers will become delivery service customers only and will purchase their electricity from other sources. Other electric customers will receive standard offer service from BGE at the fixed rates provided by the Restructuring Order. To the extent our electricity generation exceeds or is less than the electricity demanded by customers utilizing our standard offer service, the incremental electricity will be sold or purchased in the wholesale market at prevailing market prices. We discuss our exposure to market risk further in the "Current Issues" section.

Usage per customer refers to all other items impacting customer sales that cannot be measured separately. These factors include the strength of the economy in our service territory. When the economy is healthy and expanding, customers tend to consume more electricity and gas. Conversely, during an economic downtrend, our customers tend to consume less electricity and gas.

Utility Business Earnings Per Share of Common Stock

                                              1999        1998        1997
--------------------------------------------------------------------------------
Electric business                            $1.81       $1.75       $1.77
Gas business                                   .22         .18         .17
--------------------------------------------------------------------------------
Total utility earnings per share
 before nonrecurring charge
 included in operations                       2.03        1.93        1.94
Nonrecurring charge included
 in operations:
 Hurricane Floyd
  (see Note 2)                                (.03)          -           -
 Write-off of merger costs
  (see Note 2)                                   -           -        (.25)
--------------------------------------------------------------------------------
Total utility earnings per share
 before extraordinary item                    2.00        1.93        1.69
--------------------------------------------------------------------------------
Extraordinary loss
 (see Note 4)                                 (.44)          -           -
--------------------------------------------------------------------------------
Total utility earnings per share             $1.56       $1.93       $1.69
================================================================================

Our 1999 total utility earnings decreased $53.9 million, or $.37 per share, compared to 1998. Our 1998 total utility earnings increased $36.1 million, or $.24 per share, compared to 1997. We discuss the factors affecting utility earnings below.

Electric Operations

The discussion below reflects the operations of the electric generation portion of our utility business under current rate regulation by the Maryland PSC. Our electric business will change significantly beginning July 1, 2000 as we enter into retail customer choice for electric generation. Also, no earlier than July 1, 2000, and upon receipt of all regulatory approvals, all of BGE's generation assets will be transferred, at book value, to nonregulated subsidiaries of Constellation Energy. These assets represent about 6,240 megawatts of generation capacity with a total projected net book value at June 30, 2000 of approximately $2.4 billion.

We estimate that the electric generation portion of our business currently represents about one-half of BGE's operating income.

We expect BGE to transfer approximately $278 million of tax exempt debt to our nonregulated subsidiaries related to the transferred assets and that BGE will receive approximately $1.1 billion in unsecured promissory notes. Repayments of the notes by our nonregulated subsidiaries will be used exclusively to service certain long-term debt of BGE. BGE will also transfer equity associated with the generating assets to nonregulated subsidiaries of Constellation Energy.

Given the uncertainties surrounding electric deregulation as discussed in the "Strategy" and "Current Issues" sections, the results discussed in this section may not be indicative of the future performance of our generation business. Also, these results will not be indicative of the future performance of BGE once BGE transfers all of its generation assets to nonregulated subsidiaries of Constellation Energy. The impact of this transfer on BGE's financial results will be material. The total assets, liabilities, and common shareholders' equity of Constellation Energy will not change as a result of the transfer.

Electric Revenues

The changes in electric revenues in 1999 and 1998 compared to the respective prior year were caused by:

                                                          1999        1998
--------------------------------------------------------------------------------
                                                            (In millions)
Electric system sales volumes                            $41.2       $50.8
Base rates                                                 0.8        (6.6)
Fuel rates                                                 3.7        (8.1)
--------------------------------------------------------------------------------
Total change in electric revenues
 from electric system sales                               45.7        36.1
Interchange and other sales                               (8.2)      (13.2)
Other                                                      2.1         4.6
--------------------------------------------------------------------------------
Total change in electric revenues                        $39.6       $27.5
================================================================================

Electric System Sales Volumes

"Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

The percentage changes in our electric system sales volumes, by type of customer, in 1999 and 1998 compared to the respective prior year were:

                                                          1999        1998
--------------------------------------------------------------------------------
Residential                                               3.5%        1.5%
Commercial                                                2.6         3.9
Industrial                                               (5.1)        0.2

In 1999, we sold more electricity to residential customers due to higher usage per customer, colder winter weather, and an increased number of customers. This increase was partially offset by milder spring and early summer weather. We sold more electricity to commercial customers mostly due to higher usage per customer, an increased number of customers, and colder winter weather. We sold less electricity to industrial customers mostly because usage by Bethlehem Steel and other industrial customers decreased. Usage decreased at Bethlehem Steel as a result of a shut-down from June to August for an upgrade to their facilities that temporarily reduced their electricity consumption. This decrease was partially offset by an increase in the number of industrial customers.

In 1998, we sold more electricity to residential customers mostly because of an increased number of customers, hotter summer weather, and higher usage per customer. The increase in sales to residential customers was partially offset by milder winter weather. We sold more electricity to commercial customers mostly because of higher usage per customer. We sold about the same amount of electricity to industrial customers as we did in 1997.

Base Rates

In 1999, base rate revenues were about the same compared to 1998.

In 1998, base rate revenues decreased compared to 1997. Although we sold more electricity in 1998, our base rate revenues decreased because of lower conservation surcharge revenues.

Fuel Rates

In 1999, fuel rate revenues increased compared to 1998 mostly because we sold more electricity.

In 1998, fuel rate revenues decreased compared to 1997. Although we sold more electricity, the fuel rate was lower mostly because we were able to use a less-costly mix of generating plants and electricity purchases.

Interchange and Other Sales

"Interchange and other sales" are sales in the PJM (Pennsylvania-New Jersey-Maryland) Interconnection energy market and to others. The PJM is the operator of a regional transmission organization as well as a regional power pool with members that include many wholesale market participants, as well as BGE and other utility companies. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

In 1999 and 1998, interchange and other sales revenues decreased compared to the respective prior year mostly because higher demand for system sales reduced the amount of energy we had available for off-system sales.

Electric Fuel and Purchased Energy Expenses
                                              1999        1998        1997
--------------------------------------------------------------------------------
                                                    (In millions)
Actual costs                                $538.0      $514.7      $504.5
Net (deferral) recovery of costs
 under electric fuel
 rate clause (see Note 1)                    (70.3)       (9.0)       15.2
--------------------------------------------------------------------------------
Total electric fuel and
 purchased energy expenses                  $467.7      $505.7      $519.7
================================================================================

Actual Costs

In 1999, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others were higher compared to 1998 mostly because the price of electricity we bought from others was higher. The price of electricity changes based on market conditions and contract terms. This increase was partially offset by our settlement of a capacity contract with PECO in 1998.

In 1998, our actual costs increased compared to 1997 mostly because we settled a capacity contract with PECO.

Electric Fuel Rate Clause

Under the electric fuel rate clause, we defer (include as an asset or liability in our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) the difference between our actual costs of fuel and energy and what we collect from customers under the fuel rate in a given period. We either bill or refund our customers that difference in the future. We discuss the calculation of the fuel rate and its future discontinuance in Note 1.

In 1999 and 1998, our actual costs of fuel and energy were higher than the fuel rate revenues we collected from our customers. The increase in the 1999 deferral reflects higher purchased power costs, especially during record-setting summer peak loads.

Electric Operations and Maintenance Expenses

In 1999, electric operations and maintenance expenses were about the same compared to 1998. In 1999, operations and maintenance expenses include the costs for system restoration activities related to Hurricane Floyd of $7.5 million and a major winter ice storm. This was offset by lower employee benefit costs in 1999 and a 1998 $6.0 million write-off of contributions to a third party for a low-level radiation waste facility that was never completed.

In 1998, electric operations and maintenance expenses increased $28.7 million compared to 1997 mostly because of:

 . higher nuclear costs,

 . higher employee benefit costs, and

 . the $6.0 million write-off for the low-level radiation waste facility discussed above.

Electric Depreciation and Amortization Expense

In 1999, electric depreciation and amortization expense increased $63.4 million compared to 1998 mostly because of the $75.0 million amortization of the regulatory asset for the reduction in generation plant provided for in the Restructuring Order. This increase was partially offset by lower amortization of deferred electric conservation expenditures due to the write-off of a portion of these expenditures that will not be recovered under the Restructuring Order. We discuss the accounting implications of the Restructuring Order further in
Note 4.

In 1998, electric depreciation and amortization expense increased $26.5 million compared to 1997 mostly because:

 . in October 1998, the Maryland PSC authorized us to implement new electric depreciation rates retroactive to January 1, 1998, which increased depreciation expense by approximately $13.9 million,

 . we had more electric plant in service (as our level of plant in service changes, the amount of our depreciation and amortization expense changes), and

 . we reduced the amortization period for certain computer software beginning in the first quarter of 1998 from five years to three years.

Gas Operations

All BGE industrial and commercial gas customers, and effective November 1, 1999, all BGE residential customers have the option to purchase gas from other suppliers. We do not expect the impact of customer choice to have a material effect on our, and BGE's, financial results.

Gas Revenues

The changes in gas revenues in 1999 and 1998 compared to the respective prior year were caused by:

                                                          1999        1998
--------------------------------------------------------------------------------
                                                            (In millions)
Gas system sales volumes                                 $ 8.0      $(10.8)
Base rates                                                 2.2        14.2
Weather normalization                                      4.5        10.1
Gas cost adjustments                                      19.8       (87.6)
--------------------------------------------------------------------------------
Total change in gas revenues
 from gas system sales                                    34.5       (74.1)
Off-system sales                                          (7.9)        1.8
Other                                                      0.5         0.1
--------------------------------------------------------------------------------
Total change in gas revenues                             $27.1      $(72.2)
================================================================================

Gas System Sales Volumes

The percentage changes in our gas system sales volumes, by type of customer, in 1999 and 1998 compared to the respective prior year were:

                                                          1999        1998
--------------------------------------------------------------------------------
Residential                                                9.2%      (11.6)%
Commercial                                                12.7        (9.5)
Industrial                                                (4.8)      (11.3)

In 1999, we sold more gas to residential customers mostly for two reasons: colder winter weather and an increased number of customers. This was partially offset by lower usage per customer. We sold more gas to commercial customers mostly because of higher usage per customer, colder winter weather, and an increased number of customers. We sold less gas to industrial customers mostly because of lower usage by Bethlehem Steel and other industrial customers. Usage by Bethlehem Steel decreased due to a shut-down from June to August for an upgrade to their facilities.

In 1998, we sold less gas to residential and commercial customers mostly for two reasons: milder weather and lower usage per customer. This was partially offset by the increase in the number of customers. We sold less gas to industrial customers mostly because of lower usage by Bethlehem Steel and other industrial customers.

Base Rates

In 1999, base rate revenues increased compared to 1998 mostly due to the increase in our base rates effective March 1, 1998 as discussed below.

In 1998, base rate revenues increased compared to 1997. Although we sold less gas during 1998, our base rate revenues increased mostly because the Maryland PSC authorized an increase in our base rates effective March 1, 1998. The change in rates increased our base rate revenues over the twelve-month period from March 1998 through February 1999 by approximately $16 million.

On November 17, 1999, we applied for a $36.3 million annual increase in our gas base rates. The Maryland PSC is currently reviewing our application and is expected to issue an order by June 2000.

Weather Normalization

Effective March 1, 1998, the Maryland PSC allowed us to implement a monthly adjustment to our gas revenues to eliminate the effect of abnormal weather patterns on our gas system sales volumes. This means our monthly gas revenues will be based on weather that is considered "normal" for the month and, therefore, will not be affected by actual weather conditions.

Gas Cost Adjustments

We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC. These clauses operate similarly to the electric fuel rate clause described in the "Electric Fuel Rate Clause" section. However, under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers, and does not significantly impact earnings. We also discuss this in Note 1.

Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas sales and are included in gas system sales volumes.

In 1999, gas cost adjustment revenues increased compared to the same period of 1998 mostly because we sold more gas at a higher price.

In 1998, gas cost adjustment revenues decreased compared to 1997 mostly because we sold less gas.

Off-System Sales

Off-system gas sales are low-margin direct sales of gas to wholesale suppliers of natural gas outside our service territory. Off-system gas sales, which occur after we have satisfied our customers' demand, are not subject to gas cost adjustments. The Maryland PSC approved an arrangement for part of the margin from off-system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders). Changes in off-system sales do not significantly impact earnings.

In 1999, revenues from off-system gas sales decreased compared to 1998 mostly because we sold less gas off-system.

In 1998, revenues from off-system gas sales increased compared to 1997 mostly because we sold more gas off-system.

Gas Purchased For Resale Expenses

                                              1999        1998        1997
--------------------------------------------------------------------------------
                                                     (In millions)
Actual costs                                $221.8      $212.2      $291.6
Net recovery (deferral) of
 costs under gas adjustment
 clauses (see Note 1)                          8.8        (3.6)        0.5
--------------------------------------------------------------------------------
Total gas purchased for
 resale expenses                            $230.6      $208.6      $292.1
================================================================================

Actual Costs

Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers.

In 1999, actual gas costs increased compared to 1998 mostly because we sold more gas.

In 1998, actual gas costs decreased compared to 1997 mostly because we sold less gas.

Gas Adjustment Clauses

We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under "Gas Cost Adjustments" earlier in this section.

In 1999, actual gas costs were lower than the fuel rate revenues we collected from our customers.

In 1998, actual gas costs were higher than the fuel rate revenues we collected from our customers.

Gas Operations and Maintenance Expenses

In 1999, gas operations and maintenance expenses were about the same compared to 1998.

In 1998, gas operations and maintenance expenses increased $3.9 million compared to 1997 mostly because of higher employee benefit costs.

Gas Depreciation and Amortization Expense

In 1999, gas depreciation and amortization expense was about the same compared to 1998.

In 1998, gas depreciation and amortization expense increased $6.1 million compared to 1997 mostly because:

 . we had more gas plant in service, and

 . we reduced the amortization period for certain computer software beginning in the first quarter of 1998 from five years to three years.

Diversified Businesses

Our diversified businesses engage primarily in energy services. We list each of our diversified businesses in the "Introduction" section. We describe our diversified businesses in more detail under "Item 1. Business - Diversified Businesses."

Diversified Business Earnings Per Share of Common Stock
                                              1999        1998        1997
--------------------------------------------------------------------------------
Energy services
 Power marketing                             $ .23       $ .05       $   -
 Power projects                                .26         .30         .25
 Other                                        (.05)       (.01)       (.05)
--------------------------------------------------------------------------------
Total energy services earnings
 per share before nonrecurring
 charges included in operations                .44         .34         .20
Other diversified businesses
 earnings (losses) per share before
 nonrecurring charges included
 in operations                                 .01        (.07)        .14
--------------------------------------------------------------------------------
Total diversified business earnings
 per share before nonrecurring
 charges included in operations                .45         .27         .34
Nonrecurring charges included in
 operations:
 Write-downs of power projects
  (see Note 3)                                (.12)          -           -
 Write-off of energy services
  investment (see Note 2)                        -        (.04)          -
 Write-down of financial
  investment (see Note 3)                     (.11)          -           -
 Write-downs of real estate and
  senior-living investments
  (see Note 2 and Note 3)                     (.04)       (.10)       (.31)
--------------------------------------------------------------------------------
Total earnings per share                     $ .18       $ .13       $ .03
================================================================================

Our 1999 diversified business earnings increased $8.1 million, or $.05 per share, compared to 1998. Our 1998 diversified business earnings increased $15.7 million, or $.10 per share, compared to 1997.

We discuss factors affecting the earnings of our diversified businesses below.

Energy Services
Power Marketing

In 1999, earnings from our power marketing business increased compared to 1998 because of increased transaction margins and volume.

In 1998, earnings from our power marketing business increased compared to 1997 because of increased power marketing activities in 1998, which was Constellation Power Source's first full year of operations.

Constellation Power Source uses the mark-to-market method of accounting. We discuss the mark-to-market method of accounting and Constellation Power Source's activities in Note 1.

As a result of the nature of its business activities, Constellation Power Source's revenue and earnings will fluctuate. We cannot predict these fluctuations, but the effect on our revenues and earnings could be material. The primary factors that cause these fluctuations are:

 . the number and size of new transactions,

 . the magnitude and volatility of changes in commodity prices and interest rates, and

 . the number and size of open commodity and derivative positions Constellation
   Power Source holds or sells.

Constellation Power Source's management uses its best estimates to determine the fair value of commodity and derivative positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from power marketing and trading activities, and such variations could be material. In 1999, assets and liabilities from energy trading activities (as shown in our Consolidated Balance Sheets) increased because of greater business activity during the period.

In March 1998, we formed Orion Power Holdings, Inc. (Orion) with Goldman, Sachs Capital Partners II L.P., an affiliate of Goldman, Sachs & Co., to acquire electric generating plants in the United States and Canada. Our energy services businesses own a minority interest in Orion. To date, our energy services businesses have funded $104 million in equity and have a commitment to contribute an additional $121 million to Orion.

Power Projects

In 1999, earnings from our power projects business decreased compared to 1998 mostly because of three factors:

 . In 1999, our power projects business recorded a $14.2 million after-tax, or $.09 per share, write-off of two geothermal power projects. These write-offs occurred because the expected future cash flows from the projects are less than the investment in the projects. For the first project, this resulted from the inability to restructure certain project agreements. For the second project, we experienced a declining water temperature of the geothermal resource used by one of the plants for production.

 . In 1999, our power projects business recorded a $4.5 million after-tax, or $.03 per share, write-down to reflect the fair value of our investment in a power project as a result of our international exit strategy as discussed later in this section.

 . In 1998, our power projects business recorded a $10.4 million after-tax, or $.07 per share, gain for its share of earnings in a partnership. The partnership recognized a gain on the sale of its ownership interest in a power purchase agreement.

In 1998, earnings from our power projects business increased compared to 1997 mostly because Constellation Power recorded a $10.4 million after-tax gain for its share of earnings in a partnership as discussed above.

California Power Purchase Agreements

Constellation Power and subsidiaries and Constellation Investments have $301.8 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. In 1999, earnings from these projects, excluding any write-offs, were $34.4 million, or $.23 per share, compared to $41.3 million, or $.28 per share in 1998.

Under these agreements, the electricity rates change from fixed rates to variable rates beginning in 1996 and continuing through 2000. The projects which already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates.

As of December 31, 1999, ten projects had already transitioned to variable rates. The remaining four projects will transition between February and December 2000. The projects which transitioned in 1999 contributed $6.2 million, or $.04 per share to 1999 earnings. Those changing over in 2000 contributed $28.0 million, or $.19 per share to 1999 earnings. We expect earnings from the projects changing over in 2000 to contribute $17.4 million, or $.12 per share to 2000 earnings.

Our power projects business continues to pursue alternatives for some of these projects including:

 . repowering the projects to reduce operating costs,

 . changing fuels to reduce operating costs,

 . renegotiating the power purchase agreements to improve the terms,

 . restructuring financing to improve existing terms, and

 . selling its ownership interests in the projects.

We evaluate the carrying amount of our investment in these projects for impairment using the methodology discussed in Note 1. Constellation Power's management uses its best estimates to determine if there has been an impairment of these investments and considers various factors including forward price curves for energy, fuel costs, and operating costs. However, it is possible that future estimates of market prices and project costs could vary from those used in evaluating these assets, and the impact of such variations could be material.

We also describe these projects and the transition process in Note 10.

International Projects

At December 31, 1999, Constellation Power had invested about $254.1 million in 10 power projects in Latin America compared to $269.7 million invested in Latin America in 1998. These investments include:

 . the purchase of a 51% interest in a Panamanian electric distribution company for approximately $90 million in 1998 by an investment group in which subsidiaries of Constellation Power hold an 80% interest, and

 . approximately $98 million for the purchase of existing electric generation facilities and the construction of an electric generation facility in Guatemala.

In December 1999, we decided to exit the international portion of our power projects business as part of our strategy to improve our competitive position. As a result, we recorded a $4.5 million after-tax write-down of our investment in a generating company in Bolivia to reflect the current fair value of this investment. We expect to complete our exit strategy by the end of 2000. We discuss our strategy further in the "Strategy" section.

Other Energy Services

In 1999, earnings from our other energy services businesses decreased compared to 1998 mostly because of lower gross margins at our energy products and services business.

In 1998, earnings from our other energy services businesses increased compared to 1997 due to improved results from our energy products and services business. Earnings would have been higher except we recorded a $5.5 million after-tax, or $.04 per share, write-off of our investment in, and certain of our product inventory from, an automated electric distribution equipment company. We recorded this write-off because of that company's inability to raise capital and sell its products.

Other Diversified Businesses

In 1999, earnings from our other diversified businesses increased compared to 1998 mostly because of higher earnings from our real estate and senior-living facilities business. This increase was partially offset by lower earnings from our financial investments business. In 1999, earnings from our real estate and senior-living facilities business increased compared to 1998 mostly because of:

 . a $15.4 million after-tax write-down of its investment in Church Street
   Station, an entertainment, dining, and retail complex in Orlando, Florida in 1998, and

 . an increase in earnings from its investment in Corporate Office Properties
   Trust (COPT) in 1999. We discuss the investment in COPT below.

This increase was partially offset by a $5.8 million after-tax, or $.04 per share, write-down of certain senior-living facilities related to the proposed sale of these facilities in 1999 as discussed below.

In 1999, our senior-living facilities business entered into an agreement to sell all but one of its senior-living facilities to Sunrise Assisted Living, Inc. Under the terms of the agreement, Sunrise was to acquire 12 of our existing senior-living facilities, three facilities under construction, and several sites under development for $72.2 million in cash and $16.0 million in debt assumption. We could not reach an agreement on financing issues that subsequently arose, and the agreement was terminated in November 1999. As a result, our senior-living facilities business engaged a third-party management company to manage its senior-living facilities portfolio including the three facilities now under construction, scheduled to be completed in the first half of 2000.

In 1999, Constellation Real Estate Group, Inc. (CREG) sold Church Street Station, for $11.5 million, the approximate book value of the complex.

In 1999, our financial investments business announced that it would exchange its shares of common stock in Capital Re, an insurance company, for common stock of ACE Limited (ACE), another insurance company, as part of a business combination whereby ACE would acquire all of the outstanding capital stock of Capital Re. Through September 30, 1999, our financial investments business wrote down its $94.2 million investment in Capital Re stock by $20.9 million after-tax, or $.14 per share, to reflect the market value of this investment. The agreement between ACE and Capital Re was subsequently revised on a more favorable basis for Capital Re to include both cash and ACE stock. In December 1999, the transaction was finalized and our financial investments business recorded a $4.9 million after-tax, or $.03 per share, gain on this investment to reflect the closing price of the business combination. This net write-down of Capital Re was partially offset by better market performance of other financial investments in 1999 compared to 1998.

In 1998, earnings from our other diversified businesses decreased compared to 1997 mostly due to lower earnings from our real estate and senior-living facilities and financial investments businesses. Earnings from our real estate and senior-living facilities business decreased mostly due to:

 . a $15.4 million after-tax write-down of its investment in Church Street
   Station,

 . lower earnings from various real estate and senior-living facilities projects, and

 . a $4.0 million after-tax gain on the sale of two senior- living facilities projects reflected in 1997 results.

In addition, in 1998, our real estate and senior-living facilities business exchanged certain assets and liabilities in return for a 41.9% equity interest in COPT, a real estate investment trust.

In 1998, earnings from our financial investments business decreased compared to 1997 mostly because of:

 . better market performance for its investments in 1997, and

 . a $6.0 million after-tax gain on the sale of stock held by a financial limited partnership reflected in 1997 results.

We discuss our real estate projects, the write-downs of our real estate projects, the COPT transaction, and our financial investments further in Note 3.

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

Cash flow from real estate operations has not been enough to make the monthly loan payments on some of these projects. Cash shortfalls have been covered by cash obtained from the cash flows of other diversified subsidiaries.

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

Our current real estate strategy is to hold each real estate project until we can realize a reasonable value for it. We evaluate strategies for all our businesses, including real estate, on an ongoing basis. We anticipate that competing demands for our financial resources and changes in the utility industry will cause us to evaluate thoroughly all business strategies on a regular basis so we use capital and other resources in a manner that is most beneficial.

Under accounting rules, we are required to write down the value of a real estate project to market value in either of two cases. The first is if we change our intent about a project from an intent to hold to an intent to sell and the market value of that project is below book value. The second is if the expected future cash flow from the project is less than the investment in the project.

Consolidated Nonoperating Income and Expenses
Other Income and Expenses

In September 1995, we signed an agreement to merge with Potomac Electric Power Company after all necessary regulatory approvals were received. In December 1997, both companies mutually terminated the merger agreement. Accordingly, in 1997, we wrote off $57.9 million of costs related to the merger. This write-off reduced after-tax earnings by $37.5 million, or $.25 per share.

Fixed Charges

In 1999, fixed charges decreased $7.7 million compared to 1998 mostly because we had less BGE preference stock outstanding.

In 1998, fixed charges increased $4.0 million compared to 1997 mostly because we had more debt outstanding. Our fixed charges would have been higher except we had less BGE preference stock outstanding and lower interest rates in 1998 compared to 1997.

Income Taxes

In 1999, income taxes increased $8.2 million compared to 1998 because we had higher taxable income from both our utility operations and our diversified businesses.

In 1998, income taxes increased $20.2 million compared to 1997 because we had higher taxable income from both our utility operations and our diversified businesses.

Please refer to Note 4 for a discussion of tax law changes. These changes are designed, in part, to tax Maryland electric generating facilities on a more comparable basis with electric generation in other states.

Financial Condition
Cash Flows
                                              1999        1998        1997
--------------------------------------------------------------------------------
                                                     (In millions)
Cash provided by (used in):
 Operating Activities                       $679.0      $799.8      $696.3
 Investing Activities                       (615.1)     (711.3)     (520.8)
 Financing Activities                       (144.9)      (77.4)      (79.6)

In 1999 and 1998, cash provided by operations changed compared to the respective prior year mostly because of changes in working capital requirements.

In 1999, we used less cash for investing activities compared to 1998 mostly due to lower investments in international power projects and in the real estate and senior-living facilities business. This was partially offset by:

 . our energy services businesses increased the investment in Orion Power
   Holdings, Inc. by $97.7 million,

 . our power projects business increased its investment in domestic power projects, primarily related to the 800 megawatts of peaking capacity as discussed in the "Capital Requirements of our Diversified Businesses" section, and

 . BGE increased its construction expenditures by $46.5 million.

In 1998, net cash used in investing activities increased compared to 1997 mostly because of the additional investments in international power projects. This was partially offset by a $33.8 million decrease in utility construction expenditures.

Total utility construction expenditures, including the allowance for funds used during construction, were $385.9 million in 1999 as compared to $339.4 million in 1998 and $373.2 million in 1997.

In 1999, we used more cash for financing activities compared to 1998 mostly because we repaid more long-term debt and issued less long-term debt and common stock. This was partially offset by a decrease in the redemption of BGE preference stock and higher net short-term borrowings in 1999 compared to 1998.

In 1998, cash used in financing activities was about the same compared to 1997. In 1998, we issued more long-term debt and common stock, and had contributions from minority interests of approximately $86 million related to the acquisition of a distribution company in Panama. This was offset by the repayment of short-term borrowings that matured, sinking fund requirements, and early redemption of higher cost securities.

Security Ratings

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

                                         Standard    Moody's   Duff & Phelps'
                                         & Poors    Investors     Credit
                                      Rating Group   Service     Rating Co.
--------------------------------------------------------------------------------
Constellation Energy
 Unsecured Debt                             A-          A3           A
BGE
 Mortgage Bonds                            AA-          A1          AA-
 Unsecured Debt                             A           A2           A+
 Trust Originated
  Preferred Securities
  and Preference Stock                      A-         "a2"          A

Capital Resources

Our business requires a great deal of capital. Our actual consolidated capital requirements for the years 1997 through 1999, along with estimated annual amounts for the years 2000 through 2002, are shown in the table below. For the year ended December 31, 1999, the ratio of earnings to fixed charges for Constellation Energy was 2.87. The ratio of earnings to fixed charges for BGE was 3.45 and the ratio of earnings to combined fixed charges and preferred and preference dividend requirements for BGE was 3.14.

Investment requirements for 2000 through 2002 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual investment requirements may vary from the estimates included in the table below because of a number of factors including:

 .  regulation, legislation, and competition,

 .  BGE load requirements,

 .  environmental protection standards,

 .  the type and number of projects selected for development,

 .  the effect of market conditions on those projects,

 .  the cost and availability of capital, and

 .  the availability of cash from operations.

Our estimates are also subject to additional factors. Please see the "Forward Looking Statements" section.

No earlier than July 1, 2000, and upon receipt of all regulatory approvals, all of BGE's generation assets will be transferred to nonregulated subsidiaries of Constellation Energy. The discussion and table for capital requirements below include these generation assets as part of the utility business.

                                                                            1997     1998     1999     2000     2001     2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              (In millions)
Utility Business Capital Requirements:
 Construction expenditures (excluding AFC)
  Electric                                                                $  238   $  239   $  283   $  329   $  332   $  312
  Gas                                                                         89       55       59       63       61       61
  Common                                                                      38       35       34       25       23       23
-----------------------------------------------------------------------------------------------------------------------------
   Total construction expenditures                                           365      329      376      417      416      396
 AFC                                                                           8       10       10        4        4        4
 Nuclear fuel (uranium purchases and processing charges)                      44       50       49       50       48       48
 Deferred conservation expenditures                                           27       16        1        -        -        -
 Retirement of long-term debt and redemption of preference stock             243      222      342      401      281      151
-----------------------------------------------------------------------------------------------------------------------------
Total utility business capital requirements                                  687      627      778      872      749      599
-----------------------------------------------------------------------------------------------------------------------------
Diversified Business Capital Requirements:
 Investment requirements                                                     156      325      278      764    1,001      755
 Retirement of long-term debt                                                188      232      189      284      367        2
-----------------------------------------------------------------------------------------------------------------------------
 Total diversified business capital requirements                             344      557      467    1,048    1,368      757
-----------------------------------------------------------------------------------------------------------------------------
Total capital requirements                                                $1,031   $1,184   $1,245   $1,920   $2,117   $1,356
=============================================================================================================================

Capital Requirements of Our Utility Business

Our estimates of future electric construction expenditures do not include costs to build more generating units to meet load requirements for BGE customers. Electric construction expenditures include improvements to generating plants and to our transmission and distribution facilities, and costs for replacing the steam generators and renewing the operating licenses at Calvert Cliffs. The operating licenses expire in 2014 for Unit 1 and in 2016 for Unit 2. If we do not replace the steam generators, we may not be able to operate the Calvert Cliffs units beyond 2014 and 2016. We expect the steam generator replacements to occur during the 2002 refueling outage for Unit 1 and during the 2003 refueling outage for Unit 2. We discuss the license extension process further in the "Current Issues" section. We estimate these Calvert Cliffs costs to be:

 . $40 million in 2000,

 . $66 million in 2001,

 . $88 million in 2002, and

 . $60 million in 2003.

Additionally, our estimates of future electric construction expenditures include the costs of complying with Environmental Protection Agency (EPA) and State of Maryland nitrogen oxides emissions (NOx) reduction regulations as follows:

 . $63 million in 2000,

 . $52 million in 2001, and

 . $4 million in 2002.

We discuss the NOx regulations and timing of expenses further in Note 10.

Our utility operations provided about 99% in 1999, 108% in 1998, and 105% in 1997 of the cash needed to meet its capital requirements, excluding cash needed to retire debt and redeem preference stock.

During the three years from 2000 through 2002, we expect our existing utility business to provide about 115% of the cash needed to meet the capital requirements for these operations, excluding cash needed to retire debt. The table for capital requirements includes the requirements for BGE fossil and nuclear generation under "Utility Business Capital Requirements-Electric" through 2002 even though these assets are to be transferred to nonregulated subsidiaries on or about July 1, 2000.

We will continue to have cash requirements for:

 . working capital needs including the payments of interest, distributions, and dividends,

 . capital expenditures, and

 . the retirement of debt and redemption of preference stock.

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

At December 31, 1999, the Federal Energy Regulatory Commission has authorized BGE to issue up to $700 million of short-term borrowings, including commercial paper. In addition, BGE maintains $123 million in annual committed bank lines of credit and has $60 million in bank revolving credit agreements to support the commercial paper program as discussed in Note 7. In addition, BGE has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

Capital Requirements of Our Diversified Businesses

Our energy services businesses will require additional funding for:

 . growing its power marketing business,

 . developing and acquiring power projects, and

 . constructing cooling system projects.

Our energy services businesses' investment requirements include the planned construction of 800 megawatts of peaking capacity in the Mid-Atlantic/Mid-West region by the summer of 2001 and an additional 4,300 megawatts of peaking and combined cycle production facilities scheduled for completion in 2002 and beyond.

Our investment requirements also include our energy services businesses' commitment to contribute up to an additional $121 million in equity to Orion. To date, our energy services businesses have funded $104 million in equity to Orion.

Our energy services businesses have met their capital requirements in the past through borrowing, cash from their operations, and from time to time equity contributions from BGE.

Future funding for the expansion of our energy services businesses is expected from internally generated funds, commercial paper issuances and long-term debt financing by Constellation Energy, and from time to time equity contributions from Constellation Energy. BGE Home Products & Services may also meet capital requirements through sales of receivables.

At December 31, 1999, Constellation Energy has a commercial paper program where it can issue up to $500 million in short-term notes to fund its diversified businesses. To support its commercial paper program, Constellation Energy maintains $35 million in annual committed bank lines of credit and has a $135 million revolving credit agreement, under which it can also issue letters of credit. In addition, Constellation Energy has access to interim lines of credit as required from time to time to support its outstanding commercial paper. ComfortLink has a revolving credit agreement totaling $50 million to provide liquidity for short-term financial needs.

If we can get a reasonable value for our real estate projects, additional cash may be obtained by selling them. Our ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss the real estate business and market in the "Other Diversified Businesses" section.

We discuss our short-term borrowings in Note 7 and long-term debt in Note 8.

Market Risk

We are exposed to market risk, including changes in interest rates, certain commodity prices, equity prices, and foreign currency. To manage our market risk, we may enter into various derivative instruments including swaps, forward contracts, futures contracts, and options. Effective July 1, 2000, we will be subject to additional market risk associated with the purchase and sale of energy as discussed in the "Current Issues" section. In this section, we discuss our current market risk and the related use of derivative instruments.

Interest Rate Risk

We are exposed to changes in interest rates as a result of financing through our issuance of variable-rate and fixed-rate debt. The following table provides information about our obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date
                                                                                                         Fair value at
                               2000       2001       2002       2003      2004    Thereafter     Total   Dec. 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                                      (In millions)
Long-term debt
Variable-rate debt           $201.9     $166.0     $  0.9     $  7.8    $  5.4     $  272.8   $  654.8        $  654.8
Average interest rate          6.68%      6.39%      8.32%      7.42%     7.41%        4.80%      5.84%
Fixed-rate debt              $484.4     $482.8     $154.6     $289.4    $154.6     $1,173.7   $2,739.5        $2,637.3
Average interest rate          7.16%      7.08%      7.31%      6.52%     5.78%        6.83%      6.87%

Commodity Price Risk

We are exposed to the impact of market fluctuations in the price and transportation costs of natural gas, electricity, and other trading commodities. Currently, our gas business and energy services businesses use derivative instruments to manage changes in their respective commodity prices.

Gas Business

Our gas business may enter into gas futures, options, and swaps to hedge its price risk under our market based rate incentive mechanism and our off-system gas sales program. We discuss this further in Note 1. At December 31, 1999 and 1998, our exposure to commodity price risk for our gas business was not material.

Energy Services Businesses

With respect to our energy services businesses, Constellation Power Source manages its commodity price risk inherent in its power marketing activities on a portfolio basis, subject to established trading and risk management policies. Commodity price risk arises from the potential for changes in the value of energy commodities and related derivatives due to: changes in commodity prices, volatility of commodity prices, and fluctuations in interest rates. A number of factors associated with the structure and operation of the electricity market significantly influence the level and volatility of prices for electricity and related derivative products.

These factors include:

 .  seasonal changes in the demand for electricity,

 .  hourly fluctuations in demand due to weather conditions,

 .  available generation resources,

 .  transmission availability and reliability within and between regions, and

 . procedures used to maintain the integrity of the physical electricity system during extreme conditions.

These factors can affect energy commodity and derivative prices in different ways and to different degrees. These effects may vary throughout the country and result from regional differences in:

 .  weather conditions,

 .  market liquidity,

 .  capability and reliability of the physical electricity system, and

 .  the nature and extent of electricity deregulation.

Constellation Power Source uses various methods, including a value at risk model, to measure its exposure to market risk. Value at risk is a statistical model that attempts to predict risk of loss based on historical market price and volatility data. Constellation Power Source calculates value at risk using a variance/covariance technique that models option positions using a linear approximation of their value. Additionally, Constellation Power Source estimates variances and correlation using historical market movements over the most recent rolling three-month period.

The value at risk amount represents the potential loss in the fair value of assets and liabilities from trading activities over a one-day holding period with a 99.6% confidence level. Using this confidence level, Constellation Power Source would expect a one-day change in fair value greater than or equal to the daily value at risk at least once per year. Constellation Power Source's value at risk was $7.2 million as of December 31, 1999 compared to $6.0 million as of December 31, 1998. The average, high, and low value at risk for the year ended December 31, 1999 was $4.8 million, $7.2 million and $1.8 million, respectively.

Constellation Power Source's calculation includes all assets and liabilities from its power marketing and trading activities, including energy commodities and derivatives that do not require cash settlements. We believe that this represents a more complete calculation of our value at risk.

Due to the inherent limitations of statistical measures such as value at risk, the relative immaturity of the competitive market for electricity and related derivatives, and the seasonality of changes in market prices, the value at risk calculation may not reflect the full extent of our commodity price risk exposure. Additionally, actual changes in the value of options may differ from the value at risk calculated using a linear approximation inherent in our calculation method. As a result, actual changes in the fair value of assets and liabilities from power marketing and trading activities could differ from the calculated value at risk and such changes could have a material impact on our financial results. Please refer to the "Forward Looking Statements" section below.

We discuss Constellation Power Source's business in the "Power Marketing" section and in Note 1.

The commodity price risk for our remaining energy services businesses was not material at December 31, 1999 and 1998.

Equity Price Risk

We are exposed to price fluctuations in equity markets primarily through our financial investments business and our nuclear decommissioning trust fund. We are required by the NRC to maintain a trust to fund the costs of decommissioning Calvert Cliffs. At December 31, 1999 and 1998, equity price risk was not material. We discuss our nuclear decommissioning trust fund in more detail in
Note 1. We also describe our financial investments in more detail in Note 3.

Foreign Currency Risk

We are exposed to foreign currency risk primarily through our power projects business. Our power projects business has $254.1 million invested in 10 international power generation and distribution projects as of December 31, 1999. To manage our exposure to foreign currency risk, the majority of our contracts are denominated in or indexed to the U.S. dollar. At December 31, 1999 and 1998, foreign currency risk was not material. We discuss our international projects in the "Power Projects" section.

--------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item with respect to market risk is set forth in Item 7 of Part II of this Form 10-K under the heading "Market Risk".

Item 8. Financial Statements and Supplementary Data

Report of Management

The management of the Companies is responsible for the information and representations in the Companies' financial statements. The Companies prepare the financial statements in accordance with generally accepted accounting principles based upon available facts and circumstances and management's best estimates and judgments of known conditions.

The Companies maintain accounting systems and related systems of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Companies' assets are protected. The Companies' staff of internal auditors, which reports directly to the Chairman of the Board, conducts periodic reviews to maintain the effectiveness of internal control procedures. PricewaterhouseCoopers LLP, independent accountants, audit the financial statements and express their opinion on them. They perform their audit in accordance with generally accepted auditing standards.

The Audit Committee of the Board of Directors, which consists of four outside Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to the Audit Committee.

/s/ Christian H. Poindexter       /s/ David A. Brune
---------------------------       -----------------------
Christian H. Poindexter           David A. Brune
Chairman of the Board             Chief Financial Officer
and Chief Executive Officer

Report of Independent Accountants

To the Shareholders of Constellation Energy Group, Inc. and Baltimore Gas and Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. present fairly, in all material respects, the financial position of Constellation Energy Group, Inc. and Subsidiaries and of Baltimore Gas and Electric Company and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)
2. of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

We have also previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets and statement of capitalization of Baltimore Gas and Electric Company and Subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, comprehensive income, cash flows, common shareholders' equity and income taxes for the years ended December 31, 1996 and 1995 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Summary of Operations and Summary of Financial Condition of Constellation Energy Group, Inc. included in the Selected Financial Data for each of the five years in the period ended December 31, 1999, and the information set forth in the Summary of Operations and Summary of Financial Condition of Baltimore Gas and Electric Company included in the Selected Financial Data for each of the five years in the period ended December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Baltimore, Maryland
January 19, 2000

Consolidated Statements of Income

Constellation Energy Group, Inc. and Subsidiaries


Year Ended December 31,                                                       1999           1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                          (In millions, except per share amounts)
Revenues
  Electric                                                                 $2,258.8       $2,219.2     $2,191.7
  Gas                                                                         476.5          449.4        521.6
  Diversified businesses                                                    1,050.9          689.5        594.3
---------------------------------------------------------------------------------------------------------------
  Total revenues                                                            3,786.2        3,358.1      3,307.6

Operating Expenses
  Electric fuel and purchased energy                                          467.7          505.7        519.7
  Gas purchased for resale                                                    230.6          208.6        292.1
  Operations                                                                  546.0          554.1        518.3
  Maintenance                                                                 186.2          177.5        178.5
  Diversified businesses--selling, general, and administrative                918.7          574.6        515.7
  Depreciation and amortization                                               449.8          377.1        342.9
  Taxes other than income taxes                                               227.3          219.4        216.8
-----------------------------------------------------------------------------------------------------------------
  Total operating expenses                                                  3,026.3        2,617.0      2,584.0
-----------------------------------------------------------------------------------------------------------------
Income from Operations                                                        759.9          741.1        723.6

Other Income (Expense)
  Write-off of merger costs (see Note 2)                                          -              -        (57.9)
  Other                                                                         7.9            5.7          5.1
-----------------------------------------------------------------------------------------------------------------
  Total other income (expense)                                                  7.9            5.7        (52.8)
-----------------------------------------------------------------------------------------------------------------
Income Before Fixed Charges and Income Taxes                                  767.8          746.8        670.8

Fixed Charges
  Interest expense (net)                                                      241.5          240.9        230.0
  BGE preference stock dividends                                               13.5           21.8         28.7
-----------------------------------------------------------------------------------------------------------------
  Total fixed charges                                                         255.0          262.7        258.7
-----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                    512.8          484.1        412.1

Income Taxes                                                                  186.4          178.2        158.0
-----------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                                              326.4          305.9        254.1

Extraordinary Loss, Net of Income Taxes of $30.4 (see Note 4)                 (66.3)             -            -
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                 $  260.1       $  305.9     $  254.1
=================================================================================================================
Earnings Applicable to Common Stock                                        $  260.1       $  305.9     $  254.1
=================================================================================================================
Average Shares of Common Stock Outstanding                                    149.6          148.5        147.7

Earnings Per Common Share and Earnings Per Common Share
  --Assuming Dilution Before Extraordinary Item                            $   2.18       $   2.06     $   1.72

Extraordinary Loss                                                             (.44)             -            -
-----------------------------------------------------------------------------------------------------------------
Earnings Per Common Share and Earnings Per Common Share
  --Assuming Dilution                                                      $   1.74       $   2.06     $   1.72
=================================================================================================================

Consolidated Statements of Comprehensive Income

Constellation Energy Group, Inc. and Subsidiaries


Year Ended December 31,                                                       1999           1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                                         (In millions)
Net Income                                                                 $  260.1       $  305.9     $  254.1
Other comprehensive income/(loss), net of taxes                                (6.2)           1.2         (0.8)
-----------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                       $  253.9       $  307.1     $  253.3
=================================================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Consolidated Balance Sheets

Constellation Energy Group, Inc. and Subsidiaries

At December 31,                                               1999         1998
--------------------------------------------------------------------------------
                                                                (In millions)
Assets
  Current Assets
   Cash and cash equivalents                                $   92.7   $  173.7
   Accounts receivable (net of allowance for uncollectibles
    of $34.8 and $35.4 respectively)                           578.5      422.7
   Trading securities                                          136.5      119.7
   Assets from energy trading activities                       312.1      133.0
   Fuel stocks                                                  94.9       85.4
   Materials and supplies                                      149.1      145.1
   Prepaid taxes other than income taxes                        72.4       68.8
   Other                                                        54.0       21.4
--------------------------------------------------------------------------------
   Total current assets                                      1,490.2    1,169.8
--------------------------------------------------------------------------------

  Investments and Other Assets
   Real estate projects and investments                        310.1      353.9
   Power projects                                              785.4      743.1
   Financial investments                                       145.4      198.0
   Nuclear decommissioning trust fund                          217.9      181.4
   Net pension asset                                            99.5      108.0
   Other                                                       422.9      243.3
--------------------------------------------------------------------------------
   Total investments and other assets                        1,981.2    1,827.7
--------------------------------------------------------------------------------

  Utility Plant
   Plant in service
    Electric                                                 7,088.6    6,890.3
    Gas                                                        962.0      921.3
    Common                                                     569.5      552.8
--------------------------------------------------------------------------------
    Total plant in service                                   8,620.1    8,364.4
   Accumulated depreciation                                 (3,466.1)  (3,087.5)
--------------------------------------------------------------------------------
   Net plant in service                                      5,154.0    5,276.9
   Construction work in progress                               222.3      223.0
   Nuclear fuel (net of amortization)                          133.8      132.5
   Plant held for future use                                    13.0       24.3
--------------------------------------------------------------------------------
   Net utility plant                                         5,523.1    5,656.7
--------------------------------------------------------------------------------

  Deferred Charges
   Regulatory assets (net)                                     637.4      565.7
   Other                                                        51.9       55.1
--------------------------------------------------------------------------------
   Total deferred charges                                      689.3      620.8
--------------------------------------------------------------------------------

  Total Assets                                              $9,683.8   $9,275.0
================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Consolidated Balance Sheets

Constellation Energy Group, Inc. and Subsidiaries

At December 31,                                                1999        1998
--------------------------------------------------------------------------------
                                                                 (In millions)
Liabilities and Capitalization
  Current Liabilities
   Short-term borrowings                                    $  371.5   $      -
   Current portions of long-term debt and preference stock     808.3      541.7
   Accounts payable                                            365.1      270.5
   Customer deposits                                            40.6       35.5
   Liabilities from energy trading activities                  163.8       99.0
   Dividends declared                                           66.1       66.1
   Accrued taxes                                                19.2        6.5
   Accrued interest                                             55.3       58.6
   Accrued vacation costs                                       35.3       34.7
   Other                                                        78.2       45.3
--------------------------------------------------------------------------------
   Total current liabilities                                 2,003.4    1,157.9
--------------------------------------------------------------------------------

  Deferred Credits and Other Liabilities
   Deferred income taxes                                     1,288.8    1,309.1
   Postretirement and postemployment benefits                  269.8      217.0
   Deferred investment tax credits                             109.6      118.0
   Decommissioning of federal uranium enrichment facilities     27.2       30.8
   Other                                                       226.6      142.6
--------------------------------------------------------------------------------
   Total deferred credits and other liabilities              1,922.0    1,817.5
--------------------------------------------------------------------------------

  Capitalization
   Long-term debt                                            2,575.4    3,128.1
   BGE preference stock not subject to mandatory redemption    190.0      190.0
   Common shareholders' equity                               2,993.0    2,981.5
--------------------------------------------------------------------------------
   Total capitalization                                      5,758.4    6,299.6
--------------------------------------------------------------------------------

 Commitments, Guarantees, and Contingencies (see Note 10)

 Total Liabilities and Capitalization                       $9,683.8   $9,275.0
================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Consolidated Statements of Cash Flows

Constellation Energy Group, Inc. and Subsidiaries


Year Ended December 31,                                                       1999           1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                                        (In millions)
Cash Flows From Operating Activities
 Net income                                                                 $ 260.1        $ 305.9      $ 254.1
 Adjustments to reconcile to net cash provided by operating activities
  Extraordinary loss                                                           66.3              -            -
  Depreciation and amortization                                               505.9          429.4        396.8
  Deferred income taxes                                                        13.0           17.5          7.4
  Investment tax credit adjustments                                            (8.6)          (8.8)        (7.5)
  Deferred fuel costs                                                         (61.1)          (8.3)        18.3
  Accrued pension and postemployment benefits                                  36.1           41.6        (18.0)
  Write-off of merger costs                                                       -              -         57.9
  Write-downs of real estate investments                                        8.3           23.7         70.8
  Write-down of financial investment                                           26.2              -            -
  Write-downs of power projects                                                28.5              -            -
  Equity in earnings of affiliates and joint ventures (net)                    (7.6)         (54.5)       (42.5)
  Changes in assets from energy trading activities                           (179.1)        (123.6)        (9.4)
  Changes in liabilities from energy trading activities                        64.8           90.4          8.6
  Changes in other current assets                                            (216.4)          18.3        (54.7)
  Changes in other current liabilities                                        121.0           77.0         42.6
  Other                                                                        21.6           (8.8)       (28.1)
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                   679.0          799.8        696.3
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
 Utility construction and other capital expenditures                         (436.2)        (406.1)      (443.9)
 Contributions to nuclear decommissioning trust fund                          (17.6)         (17.6)       (17.6)
 Merger costs                                                                     -              -        (20.9)
 Purchases of marketable equity securities                                    (27.3)         (33.3)       (23.0)
 Sales of marketable equity securities                                         34.9           32.8         46.5
 Other financial investments                                                   13.7           14.6         (0.4)
 Real estate projects and investments                                          49.3           21.5         24.2
 Power projects                                                              (171.1)        (252.5)       (44.3)
 Other                                                                        (60.8)         (70.7)       (41.4)
-----------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                       (615.1)        (711.3)      (520.8)
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Proceeds from issuance of
  Short-term borrowings                                                     2,801.9        1,962.2      2,719.0
  Long-term debt                                                              302.8          831.3        622.0
  Common stock                                                                  9.6           51.8            -
 Repayment of short-term borrowings                                        (2,430.4)      (2,278.3)    (2,736.1)
 Reacquisition of long-term debt                                             (584.4)        (355.2)      (343.3)
 Redemption of preference stock                                                (7.0)        (127.9)      (104.5)
 Common stock dividends paid                                                 (251.1)        (246.0)      (239.2)
 Other                                                                         13.7           84.7          2.5
-----------------------------------------------------------------------------------------------------------------
 Net cash used in financing activities                                       (144.9)         (77.4)       (79.6)
-----------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                          (81.0)          11.1         95.9
Cash and Cash Equivalents at Beginning of Year                                173.7          162.6         66.7
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $   92.7       $  173.7     $  162.6
=================================================================================================================
Other Cash Flow Information
 Cash paid during the year for:
  Interest (net of amounts capitalized)                                    $  245.3       $  236.7     $  224.2
  Income taxes                                                             $  165.6       $  164.3     $  171.2

Noncash Investing and Financing Activities:
     In 1998, Corporate Office Properties Trust (COPT) assumed approximately $62 million of Constellation Real Estate Group's (CREG) debt and issued to CREG
     7.0 million common shares and 985,000 convertible preferred shares. In exchange, COPT received 14 operating properties and two properties under development from CREG.

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Consolidated Statements of Common Shareholders' Equity

Constellation Energy Group, Inc. and Subsidiaries

                                                                                                             Accumulated
                                                                                                                Other
                                                                             Common Stock         Retained  Comprehensive    Total
Years Ended December 31, 1999, 1998, and 1997                            Shares       Amount      Earnings  (Loss) Income   Amount
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollar amounts in millions, number of shares in thousands)
Balance at December 31, 1996                                            147,667     $1,429.9      $1,419.1       $5.7     $2,854.7

Net income                                                                                           254.1                   254.1
Common stock dividends declared ($1.63 per share)                                                   (240.7)                 (240.7)
Other                                                                                    3.1                                   3.1
Net unrealized loss on securities                                                                                (1.2)        (1.2)
Deferred taxes on net unrealized loss on securities                                                               0.4          0.4
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                            147,667      1,433.0       1,432.5        4.9      2,870.4

Net income                                                                                           305.9                   305.9
Common stock dividend declared ($1.67 per share)                                                    (248.1)                 (248.1)
Common stock issued                                                       1,579         51.8                                  51.8
Other                                                                                    0.3                                   0.3
Net unrealized gain on securities                                                                                 1.8          1.8
Deferred taxes on net unrealized gain on securities                                                              (0.6)        (0.6)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                            149,246      1,485.1       1,490.3        6.1      2,981.5

Net income                                                                                           260.1                   260.1
Common stock dividend declared ($1.68 per share)                                                    (251.3)                 (251.3)
Common stock issued                                                         310          9.6                                   9.6
Other                                                                                   (0.7)                                 (0.7)
Net unrealized loss on securities                                                                                (9.6)        (9.6)
Deferred taxes on net unrealized loss on securities                                                               3.4          3.4
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                            149,556     $1,494.0      $1,499.1      $(0.1)    $2,993.0
====================================================================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Consolidated Statements of Capitalization

Constellation Energy Group, Inc. and Subsidiaries


At December 31,                                                                                      1999           1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        (In millions)
Long-Term Debt
 First Refunding Mortgage Bonds of BGE
   Floating rate series, due April 15, 1999                                                            $     -    $ 125.0
   8.40% Series, due October 15, 1999                                                                        -       91.1
   5 1/2% Series, due July 15, 2000                                                                      124.3      125.0
   8 3/8% Series, due August 15, 2001                                                                    122.3      122.3
   7 1/4% Series, due July 1, 2002                                                                       124.5      124.5
   5 1/2% Installment Series, due July 15, 2002                                                            8.5        9.1
   6 1/2% Series, due February 15, 2003                                                                  124.8      124.8
   6 1/8% Series, due July 1, 2003                                                                       124.9      124.9
   5 1/2% Series, due April 15, 2004                                                                     125.0      125.0
   Remarketed floating rate series, due September 1, 2006                                                125.0      125.0
   7 1/2% Series, due January 15, 2007                                                                   123.5      123.5
   6 5/8% Series, due March 15, 2008                                                                     124.9      124.9
   7 1/2% Series, due March 1, 2023                                                                      109.9      125.0
   7 1/2% Series, due April 15, 2023                                                                      84.1       84.1
--------------------------------------------------------------------------------------------------------------------------
   Total First Refunding Mortgage Bonds of BGE                                                         1,321.7    1,554.2
--------------------------------------------------------------------------------------------------------------------------
 Other long-term debt of BGE
   Medium-term notes, Series B                                                                            60.0       60.0
   Medium-term notes, Series C                                                                           101.0      116.0
   Medium-term notes, Series D                                                                           128.0      215.0
   Medium-term notes, Series E                                                                           200.0      200.0
   Medium-term notes, Series G                                                                           200.0      140.0
   Medium-term notes, Series H                                                                           177.0          -
   Pollution control loan, due July 1, 2011                                                               36.0       36.0
   Port facilities loan, due June 1, 2013                                                                 48.0       48.0
   Adjustable rate pollution control loan, due July 1, 2014                                               20.0       20.0
   5.55% Pollution control revenue refunding loan, due July 15, 2014                                      47.0       47.0
   Economic development loan, due December 1, 2018                                                        35.0       35.0
   6.00% Pollution control revenue refunding loan, due April 1, 2024                                      75.0       75.0
   Variable rate pollution control loan, due June 1, 2027                                                  8.8        8.8
--------------------------------------------------------------------------------------------------------------------------
   Total other long-term debt of BGE                                                                   1,135.8    1,000.8
--------------------------------------------------------------------------------------------------------------------------
  BGE obligated mandatorily redeemable trust
     preferred securities of subsidiary trust holding
     solely 7.16% debentures of BGE                                                                      250.0      250.0
--------------------------------------------------------------------------------------------------------------------------
  Long-term debt of diversified businesses
   Loans under revolving credit agreements                                                                33.0       74.0
   Mortgage and construction loans
     7.90% mortgage note, due September 12, 2000                                                           8.0        8.3
     8.00% mortgage note, due July 31, 2001                                                                0.1        0.1
     8.00% mortgage note, due October 30, 2003                                                             1.9        1.8
     Variable rate mortgage notes and construction loans, due through 2004                               112.0      149.5
     4.25% mortgage note, due March 15, 2009                                                               4.6        5.1
     9.65% mortgage note, due February 1, 2028                                                             9.6        9.6
     8.00% mortgage note, due November 1, 2033                                                             6.6        5.8
   Unsecured notes                                                                                       511.0      616.0
--------------------------------------------------------------------------------------------------------------------------
   Total long-term debt of diversified businesses                                                        686.8      870.2
--------------------------------------------------------------------------------------------------------------------------
 Unamortized discount and premium                                                                        (10.6)     (12.4)
 Current portion of long-term debt                                                                      (808.3)    (534.7)
--------------------------------------------------------------------------------------------------------------------------
 Total long-term debt                                                                                 $2,575.4   $3,128.1
--------------------------------------------------------------------------------------------------------------------------
                                                                                                         continued on next page

See Notes to Consolidated Financial Statements.

Consolidated Statements of Capitalization

Constellation Energy Group, Inc. and Subsidiaries

At December 31,                                                                                      1999           1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        (In millions)
BGE Preference Stock
 Cumulative, $100 par value, 6,500,000 shares authorized
   Redeemable preference stock
   7.85%, 1991 Series                                                                                 $      -   $    7.0
   Current portion of redeemable preference stock                                                            -       (7.0)
--------------------------------------------------------------------------------------------------------------------------
   Total redeemable preference stock                                                                         -          -
--------------------------------------------------------------------------------------------------------------------------
 Preference stock not subject to mandatory redemption
   7.125%, 1993 Series, 400,000 shares outstanding, not callable prior to July 1, 2003                    40.0       40.0
   6.97%, 1993 Series, 500,000 shares outstanding, not callable prior to October 1, 2003                  50.0       50.0
   6.70%, 1993 Series, 400,000 shares outstanding, not callable prior to January 1, 2004                  40.0       40.0
   6.99%, 1995 Series, 600,000 shares outstanding, not callable prior to October 1, 2005                  60.0       60.0
--------------------------------------------------------------------------------------------------------------------------
   Total preference stock not subject to mandatory redemption                                            190.0      190.0
--------------------------------------------------------------------------------------------------------------------------

Common Shareholders' Equity
 Common stock without par value, 250,000,000 shares authorized; 149,556,416 and
   149,245,641 shares issued and outstanding at December 31, 1999 and
   1998, respectively. (At December 31, 1999 166,893 shares were reserved for the Employee Savings Plan and 12,061,756 shares were reserved for the
   Shareholder Investment Plan.)                                                                       1,494.0    1,485.1
 Retained earnings                                                                                     1,499.1    1,490.3
 Accumulated other comprehensive (loss) income                                                            (0.1)       6.1
--------------------------------------------------------------------------------------------------------------------------
 Total common shareholders' equity                                                                     2,993.0    2,981.5
--------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                                  $5,758.4   $6,299.6
==========================================================================================================================

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income Taxes

Constellation Energy Group, Inc. and Subsidiaries


Year Ended December 31,                                                       1999           1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                                 (Dollar amounts in millions)
Income Taxes
  Current                                                                    $182.0         $169.5       $158.1
-----------------------------------------------------------------------------------------------------------------
  Deferred
   Change in tax effect of temporary differences                                9.6           14.2         (1.0)
   Change in income taxes recoverable through future rates                        -            3.9          8.0
   Deferred taxes credited (charged) to shareholders' equity                    3.4           (0.6)         0.4
-----------------------------------------------------------------------------------------------------------------
   Deferred taxes charged to expense                                           13.0       `   17.5          7.4
  Investment tax credit adjustments                                            (8.6)          (8.8)        (7.5)
-----------------------------------------------------------------------------------------------------------------
  Income taxes per Consolidated Statements of Income                         $186.4         $178.2       $158.0
=================================================================================================================

Reconciliation of Income Taxes Computed at Statutory
Federal Rate to Total Income Taxes
  Income before income taxes (excluding BGE preference stock dividends)      $526.3         $505.9       $440.8
    Statutory federal income tax rate                                           35%            35%          35%
-----------------------------------------------------------------------------------------------------------------
    Income taxes computed at statutory federal rate                           184.2          177.1        154.3
    Increases (decreases) in income taxes due to
      Depreciation differences not normalized on regulated activities          15.3           13.6         13.9
      Allowance for equity funds used during construction                      (2.2)          (2.2)        (1.9)
      Amortization of deferred investment tax credits                          (8.6)          (8.8)        (7.5)
      Tax credits flowed through to income                                     (3.2)          (0.3)        (0.5)
      Amortization of deferred tax rate differential on regulated activities   (3.0)          (2.3)        (2.3)
      State income taxes                                                        8.9            9.8          6.2
      Other                                                                    (5.0)          (8.7)        (4.2)
-----------------------------------------------------------------------------------------------------------------
    Total income taxes                                                       $186.4         $178.2       $158.0
=================================================================================================================
    Effective federal income tax rate                                         35.4%          35.2%        35.8%

At December 31,                                                1999       1998
--------------------------------------------------------------------------------
                                                    (Dollar amounts in millions)
Deferred Income Taxes
  Deferred tax liabilities
    Accelerated depreciation                                $  962.7   $1,009.9
    Allowance for funds used during construction               202.3      204.5
    Income taxes recoverable through future rates               35.7       88.4
    Deferred termination and postemployment costs               14.7       32.3
    Deferred fuel costs                                         25.8        4.5
    Leveraged leases                                            19.9       22.6
    Percentage repair allowance                                 35.0       36.8
    Conservation expenditures                                    4.7       18.9
    Energy trading activities                                   71.4       33.4
    Deferred electric generation-related regulatory assets     100.3          -
    Other                                                      187.9      182.6
--------------------------------------------------------------------------------
    Total deferred tax liabilities                           1,660.4    1,633.9
--------------------------------------------------------------------------------
  Deferred tax assets
    Accrued pension and postemployment benefit costs            63.6       54.3
    Deferred investment tax credits                             38.3       41.3
    Capitalized interest and overhead                           48.3       46.6
    Contributions in aid of construction                        49.1       45.6
    Nuclear decommissioning liability                           25.4       22.8
    Energy trading activities                                   15.1       20.3
    Other                                                      131.8       93.9
--------------------------------------------------------------------------------
    Total deferred tax assets                                  371.6      324.8
--------------------------------------------------------------------------------
  Deferred tax liability, net                               $1,288.8   $1,309.1
================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Consolidated Statements of Income

Baltimore Gas and Electric Company and Subsidiaries


Year Ended December 31,                                                       1999           1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                                         (In millions)
Revenues
Electric                                                                   $2,259.5       $2,219.2     $2,191.7
  Gas                                                                         485.3          449.4        521.6
  Diversified businesses                                                      283.5          689.5        594.3
-----------------------------------------------------------------------------------------------------------------
  Total revenues                                                            3,028.3        3,358.1      3,307.6
Operating Expenses
  Electric fuel and purchased energy                                          486.8          505.7        519.7
  Gas purchased for resale                                                    233.7          208.6        292.1
  Operations                                                                  543.9          554.1        518.3
  Maintenance                                                                 184.9          177.5        178.5
  Diversified businesses--selling, general, and administrative                222.1          574.6        515.7
  Depreciation and amortization                                               427.9          377.1        342.9
  Taxes other than income taxes                                               224.7          219.4        216.8
-----------------------------------------------------------------------------------------------------------------
  Total operating expenses                                                  2,324.0        2,617.0      2,584.0
-----------------------------------------------------------------------------------------------------------------
Income from Operations                                                        704.3          741.1        723.6
Other Income (Expense)
  Write-off of merger costs (see Note 2)                                          -              -        (57.9)
  Allowance for equity funds used during construction                           6.2            6.3          5.3
  Equity in earnings of Safe Harbor Water Power Corporation                     5.1            5.0          5.0
  Net other expense                                                            (2.9)          (5.6)        (5.2)
-----------------------------------------------------------------------------------------------------------------
  Total other income (expense)                                                  8.4            5.7        (52.8)
-----------------------------------------------------------------------------------------------------------------
Income Before Fixed Charges and Income Taxes                                  712.7          746.8        670.8
Fixed Charges
  Interest expense (net)                                                      210.1          247.9        241.2
  Capitalized interest                                                         (0.4)          (3.6)        (8.4)
  Allowance for borrowed funds used during construction                        (3.8)          (3.4)        (2.8)
-----------------------------------------------------------------------------------------------------------------
  Total fixed charges                                                         205.9          240.9        230.0
-----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                    506.8          505.9        440.8
Income Taxes
  Current                                                                     192.1          169.5        158.1
  Deferred                                                                     (5.2)          17.5          7.4
  Investment tax credit adjustments                                            (8.5)          (8.8)        (7.5)
-----------------------------------------------------------------------------------------------------------------
  Total income taxes                                                          178.4          178.2        158.0
-----------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                                              328.4          327.7        282.8
Extraordinary Loss, Net of Income Taxes of $30.4 (see Note 4)                 (66.3)             -            -
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                    262.1          327.7        282.8
Preference Stock Dividends                                                     13.5           21.8         28.7
-----------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock                                        $  248.6       $  305.9     $  254.1
=================================================================================================================

Consolidated Statements of Comprehensive Income

Baltimore Gas and Electric Company and Subsidiaries


Year Ended December 31,                                                       1999           1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                                         (In millions)
Net Income                                                                 $  262.1       $  327.7     $  282.8
Other comprehensive income/(loss), net of taxes                                (3.4)           1.2         (0.8)
-----------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                       $  258.7       $  328.9     $  282.0
=================================================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Consolidated Balance Sheets

Baltimore Gas and Electric Company and Subsidiaries

At December 31,                                                1999       1998
--------------------------------------------------------------------------------
                                                                  (In millions)
Assets
  Current Assets
    Cash and cash equivalents                               $   23.5   $  173.7
    Accounts receivable (net of allowance for uncollectibles
      of $13.0 and $35.4 respectively)                         316.1      422.7
    Trading securities                                             -      119.7
    Assets from energy trading activities                          -      133.0
    Fuel stocks                                                 94.9       85.4
    Materials and supplies                                     139.1      145.1
    Prepaid taxes other than income taxes                       72.4       68.8
    Other                                                        9.0       21.4
--------------------------------------------------------------------------------
    Total current assets                                       655.0    1,169.8
--------------------------------------------------------------------------------

  Investments and Other Assets
    Real estate projects and investments                           -      353.9
    Power projects                                                 -      743.1
    Financial investments                                          -      198.0
    Nuclear decommissioning trust fund                         217.9      181.4
    Net pension asset                                           99.8      108.0
    Safe Harbor Water Power Corporation                         34.5       34.4
    Senior living facilities                                       -       93.5
    Other                                                       61.6      115.4
--------------------------------------------------------------------------------
    Total investments and other assets                         413.8    1,827.7
--------------------------------------------------------------------------------

  Utility Plant
    Plant in service
      Electric                                               7,088.6    6,890.3
      Gas                                                      962.0      921.3
      Common                                                   569.5      552.8
--------------------------------------------------------------------------------
      Total plant in service                                 8,620.1    8,364.4
  Accumulated depreciation                                  (3,466.1)  (3,087.5)
--------------------------------------------------------------------------------
  Net plant in service                                       5,154.0    5,276.9
  Construction work in progress                                222.3      223.0
  Nuclear fuel (net of amortization)                           133.8      132.5
  Plant held for future use                                     13.0       24.3
--------------------------------------------------------------------------------
  Net utility plant                                          5,523.1    5,656.7
--------------------------------------------------------------------------------

  Deferred Charges
    Regulatory assets (net)                                    637.4      565.7
    Other                                                       43.3       55.1
--------------------------------------------------------------------------------
    Total deferred charges                                     680.7      620.8
--------------------------------------------------------------------------------

  Total Assets                                              $7,272.6   $9,275.0
================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Consolidated Balance Sheets

Baltimore Gas and Electric Company and Subsidiaries


At December 31,                                                                                          1999       1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                                           (In millions)
Liabilities and Capitalization
  Current Liabilities
    Short-term borrowings                                                                             $  129.0   $      -
    Current portions of long-term debt and preference stock                                              523.9      541.7
    Accounts payable                                                                                     222.8      270.5
    Customer deposits                                                                                     40.6       35.5
    Liabilities from energy trading activities                                                               -       99.0
    Dividends declared                                                                                     3.3       66.1
    Accrued taxes                                                                                          9.2        6.5
    Accrued interest                                                                                      48.2       58.6
    Accrued vacation costs                                                                                35.7       34.7
    Other                                                                                                 65.8       45.3
--------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                          1,078.5    1,157.9
--------------------------------------------------------------------------------------------------------------------------

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                                              1,032.0    1,309.1
    Postretirement and postemployment benefits                                                           231.0      217.0
    Deferred investment tax credits                                                                      109.6      118.0
    Decommissioning of federal uranium enrichment facilities                                              27.2       30.8
    Other                                                                                                 42.9      142.6
--------------------------------------------------------------------------------------------------------------------------
    Total deferred credits and other liabilities                                                       1,442.7    1,817.5
--------------------------------------------------------------------------------------------------------------------------

  Long-term Debt
    First refunding mortgage bonds of BGE                                                              1,321.7     1,554.2
    Other long-term debt of BGE                                                                        1,135.8     1,000.8
    Company obligated mandatorily redeemable trust preferred
      securities of subsidiary trust holding solely 7.16%
      debentures of BGE                                                                                  250.0       250.0
    Long-term debt of diversified businesses                                                              33.0       870.2
    Unamortized discount and premium                                                                     (10.6)      (12.4)
    Current portion of long-term debt                                                                   (523.9)     (534.7)
--------------------------------------------------------------------------------------------------------------------------
    Total long-term debt                                                                               2,206.0     3,128.1
--------------------------------------------------------------------------------------------------------------------------
  Redeemable Preference Stock                                                                                -         7.0
    Current portion of redeemable preference stock                                                           -        (7.0)
--------------------------------------------------------------------------------------------------------------------------
    Total redeemable preference stock                                                                        -           -
--------------------------------------------------------------------------------------------------------------------------

  Preference Stock Not Subject to Mandatory Redemption                                                   190.0       190.0

  Common Shareholder's Equity
    Common stock                                                                                       1,494.0     1,485.1
    Retained earnings                                                                                    861.4     1,490.3
    Accumulated other comprehensive income                                                                   -         6.1
--------------------------------------------------------------------------------------------------------------------------
    Total common shareholder's equity                                                                  2,355.4     2,981.5
--------------------------------------------------------------------------------------------------------------------------
    Total capitalization                                                                               4,751.4     6,299.6
--------------------------------------------------------------------------------------------------------------------------

  Commitments, Guarantees, and Contingencies (see Note 10)

  Total Liabilities and Capitalization                                                                $7,272.6    $9,275.0
==========================================================================================================================

See Notes to Consolidated Financial Statements.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Consolidated Statements of Cash Flows

Baltimore Gas and Electric Company and Subsidiaries

Year Ended December 31,                                                              1999        1998           1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                               (In millions)
Cash Flows From Operating Activities
   Net income                                                                   $   262.1   $   327.7      $   282.8
   Adjustments to reconcile to net cash provided by operating activities
     Extraordinary loss                                                              66.3           -              -
     Depreciation and amortization                                                  480.4       429.4          396.8
     Deferred income taxes                                                           (5.2)       17.5            7.4
     Investment tax credit adjustments                                               (8.5)       (8.8)          (7.5)
     Deferred fuel costs                                                            (61.1)       (8.3)          18.3
     Accrued pension and postemployment benefits                                     35.5        41.6          (18.0)
     Write-off of merger costs                                                          -           -           57.9
     Write-downs of real estate investments                                             -        23.7           70.8
     Allowance for equity funds used during construction                             (6.2)       (6.3)          (5.3)
     Equity in earnings of affiliates and joint ventures (net)                       29.1       (54.5)         (42.5)
     Changes in assets from energy trading activities                              (133.0)     (123.6)          (9.4)
     Changes in liabilities from energy trading activities                           99.0        90.4            8.6
     Changes in other current assets                                                (15.1)       18.3          (54.7)
     Changes in other current liabilities                                            22.7        77.0           42.6
     Other                                                                           16.7        (3.3)         (21.8)
-----------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                      782.7       820.8          726.0
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
    Utility construction expenditures (including AFC)                              (385.9)     (339.4)        (373.2)
    Allowance for equity funds used during construction                               6.2         6.3            5.3
    Nuclear fuel expenditures                                                       (49.2)      (50.5)         (43.6)
    Deferred conservation expenditures                                               (1.1)      (16.2)         (27.1)
    Contributions to nuclear decommissioning trust fund                             (17.6)      (17.6)         (17.6)
    Merger costs                                                                        -           -          (20.9)
    Purchases of marketable equity securities                                        (9.2)      (33.3)         (23.0)
    Sales of marketable equity securities                                             6.0        32.8           46.5
    Other financial investments                                                       6.7        14.6           (0.4)
    Real estate projects and investments                                             22.0        21.5           24.2
    Power projects                                                                  (17.9)     (252.5)         (44.3)
    Other                                                                           (20.7)      (77.0)         (46.7)
-----------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                          (460.7)     (711.3)        (520.8)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
    Proceeds from issuance of
     Short-term borrowings                                                        2,504.1     1,962.2        2,719.0
     Long-term debt                                                                 257.2       831.3          622.0
     Common stock                                                                     9.6        51.8              -
    Repayment of short-term borrowings                                           (2,375.1)   (2,278.3)      (2,736.1)
    Reacquisition of long-term debt                                                (466.3)     (355.2)        (343.3)
    Redemption of preference stock                                                   (7.0)     (127.9)        (104.5)
    Common stock dividends paid                                                    (251.1)     (246.0)        (239.2)
    Preferred and preference stock dividends paid                                   (13.6)      (21.0)         (29.7)
    Distribution of cash to Constellation Energy                                   (128.2)          -              -
    Other                                                                            (1.8)       84.7            2.5
-----------------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                          (472.2)      (98.4)        (109.3)
-----------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                               (150.2)       11.1           95.9
Cash and Cash Equivalents at Beginning of Year                                      173.7       162.6           66.7
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                        $    23.5   $   173.7      $   162.6
=======================================================================================================================
Other Cash Flow Information
    Cash paid during the year for:
     Interest (net of amounts capitalized)                                      $   200.2   $   236.7      $   224.2
     Income taxes                                                               $   178.8   $   164.3      $   171.2

Noncash Investing and Financing Activities:
     In 1998, Corporate Office Properties Trust (COPT) assumed approximately $62 million of Constellation Real Estate Group's (CREG) debt and issued to CREG
     7.0 million common shares and 985,000 convertible preferred shares. In exchange, COPT received 14 operating properties and two properties under development from CREG.

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Notes to Consolidated Financial Statements

Note 1.
Significant Accounting Policies

Nature of Our Business
On April 30, 1999, Constellation Energy Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE) and BGE's former subsidiary Constellation Enterprises, Inc. BGE's outstanding common stock automatically became shares of common stock of Constellation Energy. BGE's debt securities, obligated mandatorily redeemable trust preferred securities, and preference stock remain securities of BGE.

Constellation Energy's subsidiaries primarily include BGE and a group of energy services businesses mostly focused on power marketing and merchant generation in North America.

BGE is an electric and gas public utility company with a service territory that covers the City of Baltimore and all or part of ten counties in Central Maryland. We describe our operating segments in Note 2.

References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. Reference in this report to the "utility business" is to BGE.

Consolidation Policy
We use three different accounting methods to report our investments in our subsidiaries or other companies: consolidation, the equity method, and the cost method.

Consolidation
We use consolidation when we own a majority of the voting stock of the subsidiary. This means the accounts of our subsidiaries are combined with our accounts. We eliminate intercompany balances and transactions when we consolidate these accounts.

This report is a combined report of Constellation Energy and BGE. The consolidated financial statements of Constellation Energy include the accounts of Constellation Energy, BGE and its subsidiaries, Constellation Enterprises, Inc. and its subsidiaries, and Constellation Nuclear Group, LLC and its subsidiaries. The consolidated financial statements of BGE include the accounts of BGE, ComfortLink, and BGE Capital Trust I. As Constellation Enterprises and its subsidiaries were subsidiaries of BGE prior to April 30, 1999, they are included in the consolidated financial statements of BGE through that date.

The Equity Method
We usually use the equity method to report investments, corporate joint ventures, partnerships, and affiliated companies (including power projects) where we hold a 20% to 50% voting interest. Under the equity method, we report:

 . our interest in the entity as an investment in our Consolidated Balance
   Sheets, and

 . our percentage share of the earnings from the entity in our Consolidated
   Statements of Income.

The only time we do not use this method is if we can exercise control over the operations and policies of the company. If we have control, accounting rules require us to use consolidation.

BGE reports its investment in Safe Harbor Water Power Corporation (Safe Harbor) under the equity method. Safe Harbor is a producer of hydroelectric power.
BGE owns two-thirds of Safe Harbor's total capital stock, including one-half of the voting stock, and a two-thirds interest in its retained earnings. This investment is included in "Investments and Other Assets - Other" in our Consolidated Balance Sheets.

The Cost Method
We usually use the cost method if we hold less than a 20% voting interest in an investment. Under the cost method, we report our investment at cost in our Consolidated Balance Sheets. The only time we do not use this method is when we can exercise significant influence over the operations and policies of the company. If we have significant influence, accounting rules require us to use the equity method.


Regulation of Utility Business
The Maryland Public Service Commission (Maryland PSC) provides the final determination of the rates we charge our customers for our regulated businesses. Generally, we use the same accounting policies and practices used by nonregulated companies for financial reporting under generally accepted accounting principles. However, sometimes the Maryland PSC orders an accounting treatment different from that used by nonregulated companies to determine the rates we charge our customers. When this happens, we must defer certain utility expenses and income in our Consolidated Balance Sheets as regulatory assets and liabilities. We have recorded these regulatory assets and liabilities in our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. We summarize and discuss our regulatory assets and liabilities further in Note 5.

In 1997, the Financial Accounting Standards Board (FASB) through its Emerging Issues Task Force (EITF) issued EITF 97-4, Deregulation of the Pricing of Electricity -Issues Related to the Application of FASB Statements No. 71 and
101. The EITF concluded that a company should cease to apply SFAS No. 71 when either legislation is passed or a regulatory body issues an order that contains sufficient detail to determine how the transition plan will affect the deregulated portion of the business. Additionally, a company would continue to recognize regulatory assets and liabilities in the Consolidated Balance Sheets to the extent that the transition plan provides for their recovery.

On November 10, 1999, the Maryland PSC issued a Restructuring Order that we believe provided sufficient details of the transition plan to competition for BGE's electric generation business to require BGE to discontinue the application of SFAS No. 71 for that portion of its business. Accordingly, in the fourth quarter of 1999, we adopted the provisions of SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of FASB Statement No. 71 and EITF No. 97-4 for BGE's electric generation business. BGE's transmission and distribution business continues to meet the requirements of SFAS No. 71 as that business remains regulated. We discuss this further in Note 4.

Utility Revenues
We record utility revenues in our Consolidated Statements of Income when we provide service to customers.

Fuel and Purchased Energy Costs
We incur costs for:

 . the fuel we use to generate electricity,

 . purchases of electricity from others, and

 . natural gas that we resell.

These costs are shown in our Consolidated Statements of Income as "Electric fuel and purchased energy" and "Gas purchased for resale." We discuss each of these separately below.

Fuel Used to Generate Electricity and Purchases of Electricity From Others

Until July 1, 2000, we will continue to recover our costs of electric fuel under the electric fuel rate clause set by the Maryland PSC. Under the electric fuel rate clause, we charge our electric customers for:

 . the fuel we use to generate electricity (nuclear fuel, coal, gas, or oil), and

 . the net cost of purchases and sales of electricity.

We charge the actual costs of these items to customers with no profit to us. To do this, we must keep track of what we spend and what we collect from customers under the fuel rate in a given period. Usually these two amounts are not the same because there is a difference between the time we spend the money and the time we collect it from our customers.

Under the electric fuel rate clause, we currently defer (include as an asset or liability in our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) the difference between our actual costs of fuel and energy and what we collect from customers under the fuel rate in a given period. We either bill or refund our customers that difference in the future. We discuss this and the impact of the Restructuring Order on BGE's electric fuel rate clause further in Note 5.

We calculate the electric fuel rate using three factors:

 . the mix of generating plants we used over the last 24 months,

 . the latest three-month average fuel cost for each generating unit, and

 . the net cost of purchases and sales of electricity over the last 24 months.

Historically, we were able to change the fuel rate only if the calculated rate was more than 5% above or below the rate in effect. The fuel rate was affected most by the amount of electricity generated at our Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) because the cost of nuclear fuel is cheaper than coal, gas, or oil. As a result of the Restructuring Order, the fuel rate is frozen at its current level until July 1, 2000, at which time it will be discontinued. We will continue to defer the difference between our actual costs of fuel and energy and what we collect from customers under the fuel rate through June 30, 2000. After that date, earnings will be affected by the changes in the cost of fuel and energy. In addition, any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause will be collected from our customers over a period to be determined by the Maryland PSC.

Extended outages at Calvert Cliffs increase fuel costs.
Any increase in fuel costs, including extended outages at Calvert Cliffs through June 30, 2000, may result in fuel rate proceedings before the Maryland PSC. In these proceedings, the Maryland PSC would consider whether any portion of the extra fuel costs should be paid by BGE instead of passed on to customers.

We also report two other items as "Electric fuel and purchased energy" in our Consolidated Statements of Income:

 . amortization of nuclear fuel (described under "Utility Plant" later in this note). We amortize nuclear fuel based on the energy produced over the life of the fuel. We pay quarterly fees to the Department of Energy for the future disposal of spent nuclear fuel, and accrue these fees based on the kilowatt-hours of electricity sold. We bill our customers for nuclear fuel as described earlier in this note, and

 . amortization of deferred costs of decommissioning and decontaminating the Department of Energy's uranium enrichment facilities. We discuss these costs further in Note 5.

Natural Gas

We charge our gas customers for the natural gas they purchase from us using "gas cost adjustment clauses" set by the Maryland PSC. These clauses operate similarly to the electric fuel rate clause described earlier in this Note. However, the Maryland PSC approved a modification of the gas cost adjustment clauses to provide a market based rates incentive mechanism. Under market based rates our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers.

Risk Management

We engage in risk management activities in our gas business and in our diversified businesses. We separately describe these activities for each business below.

Gas Business

We use basis swaps in the winter months (November through March) to hedge our price risk associated with natural gas purchases under our market based rates incentive mechanism. We also use fixed-to-floating and floating-to-fixed swaps to hedge our price risk associated with our off-system gas sales. The fixed portion represents a specific dollar amount that we will pay or receive and the floating portion represents a fluctuating amount based on a published index that we will receive or pay. Our gas business internal guidelines do not permit the use of swap agreements for any purpose other than to hedge price risk.

BGE's off-system gas activities represent trading activities under EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. Accordingly, we use mark-to-market accounting to record these transactions.

We defer, as unrealized gains or losses, the changes in fair value of the swap agreements under the market based rates incentive mechanism and the customers' portion of off-system gas sales in our Consolidated Balance Sheets. When amounts are paid under the agreements, we report the payments as gas costs in our Consolidated Statements of Income. We report the changes in fair value for the shareholders' portion of off-system gas sales in earnings as a component of gas costs.

Diversified Businesses

Our subsidiary, Constellation Power Source, engages in power marketing activities, which include trading electricity, other energy commodities, and related derivatives (such as futures, forwards, options, and swaps). Constellation Power Source uses the mark-to-market method of accounting for its trading activities.

Under the mark-to-market method of accounting, we report:

 . commodity positions and derivatives at fair value as "Assets from energy trading activities" or "Liabilities from energy trading activities" in our Consolidated Balance Sheets, and

 . changes in fair value as components of "Diversified business revenues" in our Consolidated Statements of Income.

Taxes

We summarize our income taxes in our Consolidated Statements of Income Taxes. As you read this section, it may be helpful to refer to those statements.

Income Tax Expense

We have two categories of income taxes in our Consolidated Statements of Income--current and deferred. We describe each of these below.

Our current income tax expense consists solely of regular tax less applicable tax credits.

Our deferred income tax expense is equal to the changes in the net deferred income tax liability, excluding amounts charged or credited to common shareholders' equity. Our deferred income tax expense is increased or reduced for changes to the "Income taxes recoverable through future rates (net)" regulatory asset (described later in this Note) during the year.

Investment Tax Credits

We have deferred the investment tax credit associated with our regulated utility business in our Consolidated Balance Sheets. The investment tax credit is amortized evenly to income over the life of each property. We reduce income tax expense in our Consolidated Statements of Income for the investment tax credit and other tax credits associated with our nonregulated diversified businesses, other than leveraged leases.

Deferred Income Tax Assets and Liabilities

We must report some of our revenues and expenses differently for our financial statements than we do for income tax purposes. The tax effects of the differences in these items are reported as deferred income tax assets or liabilities in our Consolidated Balance Sheets. We measure the assets and liabilities using income tax rates that are currently in effect.

A portion of our total deferred income tax liability relates to our utility business, but has not been reflected in the rates we charge our customers. We refer to this portion of the liability as "Income taxes recoverable through future rates (net)." We have recorded that portion of the net liability as a regulatory asset in our Consolidated Balance Sheets. We discuss this further in
Note 5.

State and Local Taxes

Through December 31, 1999, we paid Maryland public service company franchise tax instead of state income tax on our utility revenue from sales in Maryland. We include the franchise tax in "Taxes other than income taxes" in our Consolidated Statements of Income.

As discussed in Note 4, the tax legislation made comprehensive changes to the state and local taxation of electric and gas utilities.

Inventory

We report the majority of our fuel stocks and materials and supplies at average cost.

Real Estate Projects and Investments

In Note 3, we summarize the real estate projects and investments that are in our Consolidated Balance Sheets. The projects and investments consist of:

 . land under development in the Baltimore-Washington corridor,

 . a mixed-use planned-unit development, and

 . an equity interest in Corporate Office Properties Trust, a real estate investment trust.

The costs incurred to acquire and develop properties are included as part of the cost of the properties.

Financial Investments and Trading Securities

In Note 3, we summarize the financial investments that are in our Consolidated Balance Sheets.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies particular requirements to some of our investments in debt and equity securities. We report those investments at fair value, and we use specific identification to determine their cost for computing realized gains or losses. We classify these investments as either trading securities or available-for-sale securities, which we describe separately below. We report investments that are not covered by SFAS No. 115 at their cost.

Trading Securities

Our diversified businesses classify some of their investments in marketable equity securities and financial limited partnerships as trading securities. We include any unrealized gains or losses on these securities in "Diversified business revenues" in our Consolidated Statements of Income.

Available-for-Sale Securities

We classify our investments in the nuclear decommissioning trust fund as available-for-sale securities. We include any unrealized gains or losses on the trust assets as a change in the decommissioning reserve. We describe the nuclear decommissioning trust and the reserve under the heading "Decommissioning Costs" later in this note.

In addition, our diversified businesses classify some of their investments in marketable equity securities as available-for-sale securities. We include any unrealized gains or losses on these securities in "Accumulated other comprehensive (loss) income" in our Consolidated Statements of Common Shareholders' Equity and in the Consolidated Statements of Capitalization. We also include our diversified businesses' portion of unrealized gains or losses on securities of equity-method (described earlier in this note) investees in our Consolidated Statements of Common Shareholders' Equity.

Evaluation of Assets for Impairment

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, applies particular requirements to some of our assets that have long lives (some examples are utility property and equipment and real estate). We determine if those assets are impaired by comparing their undiscounted expected future cash flows to their carrying amount in our accounting records. We recognize an impairment loss if the undiscounted expected future cash flows are less than the carrying amount of the asset. See
Note 4 for further discussion.

Utility Plant, Depreciation, Amortization, and Decommissioning

Utility Plant

Utility plant is the term we use to describe our utility business property and equipment that is in use, being held for future use, or under construction. We summarize utility plant in our Consolidated Balance Sheets. We report our utility plant at its original cost, unless impaired under the provisions of SFAS No. 121. Our original cost includes:

 . material and labor,

 . contractor costs,

 . construction overhead costs (where applicable), and

 . an allowance for funds used during construction (described later in this note).

We charge retired or otherwise-disposed-of utility plant to accumulated depreciation.

We own an undivided interest in the Keystone and Conemaugh electric generating plants in Western Pennsylvania, as well as in the transmission line that transports the plants' output to the joint owners' service territories. Our ownership interests in these plants are 20.99% in Keystone and 10.56% in Conemaugh. These ownership interests represented a net investment of $156 million at December 31, 1999 and $152 million at December 31, 1998. We report these properties in the same accounts we use for our other utility plant (described above).

Depreciation Expense

Generally, we compute depreciation by applying composite, straight-line rates (approved by the Maryland PSC) to the average investment in classes of depreciable property. We depreciate vehicles based on their estimated useful lives.

Amortization Expense

Amortization is an accounting process of reducing an amount in our Consolidated Balance Sheets evenly over a period of time. When we reduce amounts in our Consolidated Balance Sheets, we increase amortization expense in our Consolidated Statements of Income. An amount is considered fully amortized when it has been reduced to zero.

Decommissioning Costs

We must accumulate a reserve for the costs that we expect to incur in the future to decommission the radioactive portion of Calvert Cliffs. We do this based on a sinking fund methodology. The Maryland PSC authorized us to record decommissioning expense based on a facility-specific cost estimate so we can accumulate a decommissioning reserve of $521 million in 1993 dollars by the end of Calvert Cliffs' service life in 2016, adjusted to reflect expected inflation. We have reported the decommissioning reserve in "Accumulated depreciation" in our Consolidated Balance Sheets. The total reserve was $287.5 million at December 31, 1999 and $244.0 million at December 31, 1998.

To fund the costs we expect to incur to decommission the plant, we established an external decommissioning trust in accordance with Nuclear Regulatory Commission (NRC) regulations. We report the assets in the trust in "Nuclear decommissioning trust fund" in our Consolidated Balance Sheets. The NRC requires utilities to provide financial assurance that they will accumulate sufficient funds to pay for the cost of nuclear decommissioning based upon either a generic NRC formula or a facility-specific decommissioning cost estimate. We use the facility-specific cost estimate for funding these costs and providing the required financial assurance.

Allowance for Funds Used During Construction and Capitalized Interest

Allowance for Funds Used During Construction (AFC)

We finance utility construction projects with borrowed funds and equity funds. We are allowed by the Maryland PSC to record the costs of these funds as part of the cost of construction projects in our Consolidated Balance Sheets. We do this through the AFC, which we calculate using a rate authorized by the Maryland PSC. We bill our customers for the AFC plus a return after the utility plant is placed in service.

The AFC rates are 9.04% for gas plant, 9.35% for common plant, and 9.40% for electric plant. We compound AFC annually.

Capitalized Interest

With the issuance of the Restructuring Order, we ceased accruing AFC for electric generation-related construction projects and began using SFAS No. 34, Capitalizing Interest Costs, to calculate the cost during construction of debt funds used to finance our electric generation-related construction projects.

Our diversified businesses capitalize interest costs incurred to finance real estate developed for internal use and certain power projects.

Long-Term Debt

We defer (include as an asset or liability in our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) all costs related to the issuance of long-term debt. These costs include underwriters' commissions, discounts or premiums, and other costs such as legal, accounting, and regulatory fees, and printing costs. We amortize these costs over the life of the debt.

When we incur gains or losses on debt that we retire prior to maturity in our regulated utility business, we amortize those gains or losses over the remaining original life of the debt.

Cash Flows

For the purpose of reporting our cash flows, we define cash equivalents as highly liquid investments that mature in three months or less.

Use of Accounting Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters, including:

 . our reported amounts of assets and liabilities in our Consolidated Balance
   Sheets at the dates of the financial statements,

 . our disclosure of contingent assets and liabilities at the dates of the financial statements, and

 . our reported amounts of revenues and expenses in our Consolidated
   Statements of Income during the reporting periods.

These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. As a result, actual amounts could differ from these estimates.

Reclassifications

We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

Accounting Standards Issued

In July 1999, the FASB issued SFAS No. 137 that delays the effective date for SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by one year. Therefore, we must adopt the provisions of SFAS No. 133 in our financial statements for the quarter ended March 31, 2001. We have not determined the effects of SFAS No. 133 on our financial results.

--------------------------------------------------------------------------------

Note 2.

Information by Operating Segment

We have three reportable operating segments--Electric, Gas, and Energy Services:

 . Our Electric business generates, purchases, and sells electricity,

 . Our Gas business purchases, transports, and sells natural gas, and

 . Our Energy Services businesses consist of certain diversified businesses that:

   -    develop, own, and operate power projects,
   -    provide power marketing and risk management services,
   -    provide nuclear consulting services,
   -    sell natural gas through mass marketing efforts,
   - sell and service electric and gas appliances, heating and air conditioning systems, and engage in home improvements, and
   -    provide cooling services to commercial customers in Baltimore.

Our remaining diversified businesses:

 . engage in financial investments, and

 . develop, own, and manage real estate and senior-living facilities.

These reportable segments are strategic businesses based principally upon regulations, products, and services that require different technology and marketing strategies. The segments have the same accounting policies as those described in the summary of significant accounting policies in Note 1. The Company evaluates the performance of these segments based on net income. We account for intersegment revenues using market prices. A summary of information by operating segment is shown later in this note.

We are realigning our organization combining all of our domestic merchant energy businesses. We have not determined the impact of this reorganization on our operating segments, but such changes will impact our operating segments in the future.

                                                                Energy        Other      Unallocated
                                    Electric         Gas        Services   Diversified    Corporate
                                    Business      Business    Businesses    Businesses    Items (a)  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              (In millions)
1999
Unaffiliated revenues                $2,258.8       $476.5       $ 937.0       $113.9        $   -        $    -       $3,786.2
Intersegment revenues                     1.2         11.6          30.4         (0.4)           -          (42.8)           -
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                        2,260.0        488.1         967.4        113.5            -          (42.8)      3,786.2
Depreciation and amortization           376.4         44.9          23.1          5.2           0.2            -          449.8
Equity in income of equity-
     method investees (b)                 5.1            -            -            -             -             -            5.1
Net interest expense                    162.4         24.4          24.6         31.1           0.4          (1.4)        241.5
Income tax expense (benefit)            149.2         18.1          34.8        (12.1)         (0.9)         (2.7)        186.4
Extraordinary loss                       66.3           -             -            -             -             -           66.3
Net income (loss) (c)                   198.8         33.0          50.6        (19.3)         (1.7)         (1.3)        260.1
Segment assets                        6,312.6        915.3       1,681.2        743.2         129.2         (97.7)      9,683.8
Utility construction expenditures       322.1         63.8            -            -             -             -          385.9

1998
Unaffiliated revenues                $2,219.2       $449.4       $ 524.1       $165.4        $   -       $     -       $3,358.1
Intersegment revenues                     1.6          1.7          12.0          0.5            -          (15.8)           -
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                        2,220.8        451.1         536.1        165.9            -          (15.8)      3,358.1
Depreciation and amortization           313.0         45.4           9.2          9.3           0.2            -          377.1
Equity in income of equity-
     method investees (b)                 5.0           -             -            -             -             -            5.0
Net interest expense                    164.9         23.6          16.0         38.6          (1.9)         (0.3)        240.9
Income tax expense (benefit)            146.6         13.4          34.1        (15.8)         (0.1)           -          178.2
Net income (loss) (d)                   259.6         26.1          43.4        (24.2)         (0.1)          1.1         305.9
Segment assets                        6,342.8        934.6       1,315.0        811.6         (14.0)       (115.0)      9,275.0
Utility construction expenditures       279.0         60.4            -            -             -             -          339.4

1997
Unaffiliated revenues                $2,191.7       $521.6       $ 399.4       $194.9        $   -       $     -       $3,307.6
Intersegment revenues                     0.3           -            0.6          9.7            -          (10.6)           -
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                        2,192.0        521.6         400.0        204.6            -          (10.6)      3,307.6
Depreciation and amortization           286.5         39.3           6.9          9.9           0.3            -          342.9
Equity in income of equity-
      method investees (b)                5.0           -             -            -             -             -            5.0
Net interest expense                    160.7         20.3          10.1         32.5           6.4            -          230.0
Income tax expense (benefit)            135.7         13.9          23.8        (13.5)         (1.9)           -          158.0
Net income (loss) (e)                   224.0         25.6          27.5        (21.1)         (3.6)          1.7         254.1
Segment assets                        6,404.4        907.7         700.9        885.4          10.7          (9.1)      8,900.0
Utility construction expenditures       278.7         94.5            -            -             -             -          373.2

(a) We do not allocate certain items presented in the table for Constellation Energy Group and a holding company for our diversified businesses.

(b) Our Energy Services and our Other Diversified businesses record their equity in the income of equity method investees in their unaffiliated revenues.

(c) Our Electric business recorded costs of $4.9 million after-tax related to Hurricane Floyd as discussed in the "Electric Operations and Maintenance Expenses" section of Management's Discussion and Analysis. Our Other Diversified businesses recorded a $16.0 million write-down of its investment in Capital Re stock to reflect the market value of this investment as discussed in Note 3 and a $5.8 million write-down of certain senior-living facilities as discussed in the "Other Diversified Businesses" section of Management's Discussion and Analysis. In addition, our Energy Services businesses recorded $18.7 million in write-downs of certain power projects as discussed in Note 3.

(d) Our Energy Services businesses recorded $10.4 million for its share of earnings in a partnership as discussed in Note 3 and a $5.5 million write-off of an energy services investment as discussed in the "Other Energy Services" section of Management's Discussion and Analysis. In addition, our Other Diversified businesses recorded a $15.4 million write-down of a real estate project as discussed in Note 3.

(e) Our Electric business recorded a $37.5 million write-off related to the terminated merger with Potomac Electric Power Company as discussed in the "Other Income and Expenses" section of Management's Discussion and Analysis. In addition, our Other Diversified businesses recorded a $46.0 million write-down of two real estate projects as discussed in Note 3.

Note 3.

Investments

Real Estate Projects and Investments

Real estate projects and investments held by Constellation Real Estate Group
(CREG), consist of the following:

At December 31,                                     1999           1998
--------------------------------------------------------------------------------
                                                       (In millions)
Properties under development                       $197.8         $210.6
Rental and operating properties
  (net of accumulated depreciation)                   9.2           38.9
Equity interest in real estate
   investment trust                                 103.1          104.0
Other real estate ventures                            -              0.4
--------------------------------------------------------------------------------
Total real estate projects
   and investments                                 $310.1         $353.9
================================================================================

In 1999, CREG sold Church Street Station --an entertainment, dining, and retail complex in Orlando, Florida --for $11.5 million, the approximate book value of the complex.

In 1998, CREG recorded a $15.4 million after-tax write-down of the investment in Church Street Station that occurred because the fair value of the project declined based upon competitive bids.

In 1998, CREG entered into an agreement with Corporate Office Properties Trust
(COPT), a real estate investment trust based in Philadelphia, under which COPT assumed approximately $62 million of CREG's outstanding debt, paid CREG approximately $22.8 million in cash, and issued to CREG approximately 7.0 million common shares representing a 41.9% equity interest in COPT and 985,000 convertible preferred shares. Each convertible preferred share yields 5.5% per year, and is convertible after two years from the date of the agreement into
1.8748 common shares.

In exchange, COPT received 14 operating properties and two properties under development from CREG as well as certain other assets, options, and first refusal rights. These options and first refusal rights are related to approximately 91 acres of identified properties which are adjacent to operating properties acquired by COPT. At December 31, 1999, 48 acres remain under these options and first refusal rights and have terms that range from 1 to 4 years.

In 1997, CREG recorded the following write-downs of real estate projects:

 . a $14.1 million after-tax write-down of the investment in Church Street
   Station that occurred because CREG decided to sell rather than keep the project, and

 . a $31.9 million after-tax write-down of the investment in Piney Orchard--a mixed-use, planned-unit development-- that occurred because the expected future cash flow from the project was less than CREG's investment in the project.

Power Projects

Power projects held by our diversified businesses consist of the following:

At December 31,                                     1999           1998
--------------------------------------------------------------------------------
                                                       (In millions)
Domestic
    East                                         $  55.7        $  46.0
    West                                           475.6          427.4
International
    South America                                   12.3           21.6
    Central America                                241.8          248.1
--------------------------------------------------------------------------------
Total power projects                              $785.4         $743.1
================================================================================

Our Domestic-West power projects include investments of $301.8 million in 1999 and $310.6 in 1998 that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. We discuss these projects further in Note 10.

In 1999, our power projects business recorded a $14.2 million after-tax write-off of two geothermal power projects. These write-offs occurred because the expected future cash flows from the projects are less than the investment in the projects. For the first project, this resulted from the inability to restructure certain project agreements. For the second project, we experienced a declining water temperature of the geothermal resource used by one of the plants for production.

In 1999, we recorded a $4.5 million after-tax write-down to reflect the fair value of our investment in a generating company in Bolivia as a result of our international exit strategy.

In 1998, our power projects business recorded $10.4 million after-tax gain for its share of earnings in a partnership. The partnership recognized a gain on the sale of its ownership interest in a power sales contract.

Financial Investments

Financial investments held by Constellation Investments, Inc. consist of the following:

At December 31,                                       1999           1998
--------------------------------------------------------------------------------
                                                         (In millions)

Insurance company                                  $    -           $102.5
Marketable equity securities                          84.2            25.3
Financial limited partnerships                        35.8            41.9
Leveraged leases                                      25.4            28.3
--------------------------------------------------------------------------------
Total financial investments                         $145.4          $198.0
================================================================================

In 1999, our financial investments business announced that it would exchange its shares of common stock in Capital Re, an insurance company, for common stock of ACE Limited (ACE), another insurance company, as part of a business combination whereby ACE would acquire all of the outstanding capital stock of Capital Re. Through September 30, 1999, our financial investments business wrote-down its $94.2 million investment in Capital Re stock by $20.9 million after-tax to reflect the market value of this investment. The agreement between ACE and Capital Re was subsequently revised on a more favorable basis for Capital Re to include both cash and ACE stock. In December 1999, the transaction was finalized and our financial investments business recorded a $4.9 million after-tax gain on this investment to reflect the closing price of the business combination. As a result of this business combination, this investment no longer qualifies as an equity-method investment. Accordingly, in 1999, we have included this investment in the marketable equity securities amount above.

Investments Classified as Available-for-Sale

We classify our investments in the nuclear decommissioning trust fund as available-for-sale. In addition, we classify some of our diversified businesses' marketable equity securities (shown above) as available-for-sale. This means we do not expect to hold them to maturity and we do not consider them trading securities.

We show the fair values, gross unrealized gains and losses, and amortized cost bases for all of our available-for-sale securities, exclusive of $6.2 million in 1998 of unrealized net gains on securities held by Capital Re as an equity method investee, in the following tables.


                        Amortized        Unrealized     Unrealized       Fair
At December 31, 1999   Cost Basis          Gains          Losses         Value
--------------------------------------------------------------------------------
                                               (In millions)
Marketable equity
  securities              $167.1           $42.8           $(2.1)        $207.8
Corporate debt and
  U.S. Government
  agency                    14.4             -               -             14.4
State municipal bonds       74.2             -              (0.8)          73.4
--------------------------------------------------------------------------------
Totals                    $255.7           $42.8           $(2.9)        $295.6
================================================================================

                        Amortized       Unrealized       Unrealized       Fair
At December 31, 1998   Cost Basis          Gains           Losses         Value
--------------------------------------------------------------------------------
                                               (In millions)
Marketable equity
  securities             $  82.9           $24.2           $(0.4)        $106.7
Corporate debt and
  U.S. Government
  agency                    12.7             0.4             -             13.1
State municipal bonds       64.8             2.7             -             67.5
--------------------------------------------------------------------------------
Totals                    $160.4           $27.3           $(0.4)        $187.3
================================================================================

The above tables include $40.5 million in 1999 and $23.9 million in 1998 of unrealized net gains associated with the nuclear decommissioning trust fund which are reflected as a change in the nuclear decommissioning trust fund on the Consolidated Balance Sheets.

Gross and net realized gains and losses on available-for-sale securities were as follows:

Year Ended December 31,                    1999            1998           1997
--------------------------------------------------------------------------------
                                                             (In millions)
Gross realized gains                       $11.7           $ 4.2         $  9.3
Gross realized losses                      (38.8)           (0.7)          (0.6)
--------------------------------------------------------------------------------
Net realized (losses) gains               $(27.1)          $ 3.5         $  8.7
--------------------------------------------------------------------------------

The Corporate debt securities, U.S. Government agency obligations, and state municipal bonds mature on the following schedule:

At December 31, 1999                                                  Amount
--------------------------------------------------------------------------------
                                                                   (In millions)
Less than 1 year                                                      $  1.0
1-5 years                                                               46.4
5-10 years                                                              21.8
More than 10 years                                                      18.6
--------------------------------------------------------------------------------
Total maturities of debt securities                                   $ 87.8
--------------------------------------------------------------------------------

Note 4.

Rate Matters and Accounting Impacts of Deregulation

On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the "Act") and accompanying tax legislation that will significantly restructure Maryland's electric utility industry and modify the industry's tax structure. In the Restructuring Order discussed below, the Maryland PSC addressed the major provisions of the Act.

The tax legislation made comprehensive changes to the state and local taxation of electric and gas utilities. Effective January 1, 2000, the Maryland public service franchise tax will be altered to generally include a tax equal to .062 cents on each kilowatt-hour of electricity and .402 cents on each therm of natural gas delivered for final consumption in Maryland. The Maryland 2% franchise tax on electric and natural gas utilities will continue to apply to transmission and distribution revenue. Additionally, all electric and natural gas utility results will become subject to the Maryland corporate income tax.

Beginning July 1, 2000, the tax legislation also provides for a two-year phase-in of a 50% reduction in the local personal property taxes on machinery and equipment used to generate electricity for resale and a 60% corporate income tax credit for real property taxes paid on those facilities.

On November 10, 1999, the Maryland PSC issued a Restructuring Order that resolves the major issues surrounding electric restructuring, accelerates the timetable for customer choice, and addresses the major provisions of the Act. The Restructuring Order also resolves the electric restructuring proceeding (transition costs, customer price protections, and unbundled rates for electric services) and a petition filed in September 1998 by the Office of People's Counsel (OPC) to lower our electric base rates. The major provisions of the Restructuring Order are:

 . All customers, except a few commercial and industrial companies that have signed contracts with BGE, will be able to choose their electric energy supplier beginning July 1, 2000. BGE will provide a standard offer service for customers that do not select an alternative supplier. In either case, BGE will continue to deliver electricity to all customers in areas traditionally served by BGE.

 . BGE's current electric base rates are frozen at their current levels until July 1, 2000.

 . BGE will reduce residential base rates by approximately 6.5% on average, about $54 million a year, beginning July 1, 2000. These rates will not change before July 2006.

 . Commercial and industrial customers will have up to four service options that will fix electric energy rates and transition charges for a period that generally ranges from four to six years.

 . Electric delivery service rates will be frozen for a four year period for commercial and industrial customers. The generation and transmission components of rates will be frozen for different time periods depending on the service options selected by those customers.

 . BGE will be allowed to recover $528 million after-tax of its potentially stranded investments and utility restructuring costs through a competitive transition charge on customers' bills. Residential customers will pay this charge for six years. Commercial and industrial customers will pay in a lump sum or over the four to six-year period, depending on the service option selected by each customer.

 . Generation-related regulatory assets and nuclear decommissioning costs will be included in delivery service rates effective July 1, 2000 and will be recovered on a basis approximating their existing amortization schedules.

 . Starting July 1, 2000, BGE will unbundle rates to show separate components for delivery service, transition charges, standard offer services (generation), transmission, universal service, and taxes.

 . On July 1, 2000, BGE will transfer, at book value, its ten Maryland-based fossil and nuclear power plants and its partial ownership interest in two coal plants and a hydroelectric plant in Pennsylvania to nonregulated subsidiaries of Constellation Energy.

 . BGE will reduce its generation assets, as described later in this section, by $150 million pre-tax during the period July 1, 1999 - June 30, 2000 to mitigate a portion of its potentially stranded investments.

 . Universal service will be provided for low-income customers without increasing their bills. BGE will provide its share of a statewide fund totaling $34 million annually.

As discussed in Note 1, EITF 97-4 requires that a company should cease applying SFAS No. 71 when either legislation is passed or a regulatory body issues an order that contains sufficient detail to determine how the transition plan will affect the deregulated portion of the business. Additionally, a company would continue to recognize regulatory assets and liabilities in the Consolidated Balance Sheets to the extent that the transition plan provides for their recovery.

We believe that the Restructuring Order provided sufficient details of the transition plan to competition for BGE's electric generation business to require BGE to discontinue the application of SFAS No. 71 for that portion of its business. Accordingly, in the fourth quarter of 1999, we adopted the provisions of SFAS No. 101 and EITF 97-4 for BGE's electric generation business.

SFAS No. 101 requires the elimination of the effects of rate regulation that have been recognized as regulatory assets and liabilities pursuant to SFAS No.
71. However, EITF 97-4 requires that regulatory assets and liabilities that will be recovered in the regulated portion of the business continue to be classified as regulatory assets and liabilities. The Restructuring Order provides for the creation of a single, new generation-related regulatory asset to be recovered through BGE's regulated transmission and distribution business. We discuss this further in Note 5.

Pursuant to SFAS No. 101, the book value of property, plant, and equipment may not be adjusted unless those assets are impaired under the provisions of SFAS No. 121. The process of evaluating and measuring impairment under the provisions of SFAS No. 121 involves two steps. First, we must compare the net book value of each generating plant to the estimated undiscounted future net operating cash flows from that plant. An electric generating plant is considered impaired when its undiscounted future net operating cash flows are less than its net book value. Second, we compute the fair value of each plant that is determined to be impaired based on the present value of that plant's estimated future net operating cash flows discounted using an interest rate that considers the risk of operating that facility in a competitive environment. To the extent that the net book value of each impaired electric generation plant exceeds its fair value, we must record a write-down.

Under the Restructuring Order, BGE will recover $528 million after-tax of its potentially stranded investments and utility restructuring costs through the competitive transition charge component of its customer rates beginning July 1, 2000. This recovery mostly relates to the stranded costs associated with Calvert Cliffs, whose book value is substantially higher than its estimated fair value. However, Calvert Cliffs is not considered impaired under the provisions of SFAS No. 121 since its estimated future undiscounted cash flows exceed its book value. Accordingly, BGE did not record any impairment write-down related to Calvert Cliffs. However, we recognized after-tax impairment losses totaling $115.8 million associated with certain of our fossil plants under the provisions of SFAS No. 121.

BGE has contracts to purchase electric capacity and energy that are expected to be uneconomic upon the deregulation of electric generation. Therefore, we recorded a $34.2 million after-tax charge based on the net present value of the excess of estimated contract costs over the market-based revenues to recover these costs over the remaining terms of the contracts. In addition, BGE has deferred certain energy conservation expenditures that will not be recovered through its transmission and distribution business under the Restructuring Order. Accordingly, we recorded a $10.3 million after-tax charge to eliminate the regulatory asset previously established for these deferred expenditures.

At December 31, 1999, the total charge for BGE's electric generating plants that are impaired, losses on uneconomic purchased capacity and energy contracts, and deferred energy conservation expenditures was approximately $160.3 million after tax.

BGE recorded approximately $94.0 million of the $160.3 million on its balance sheet. This consisted of a $150.0 million regulatory asset of its regulated transmission and distribution business, net of approximately $56.0 million of associated deferred income taxes. The regulatory asset will be amortized as it is recovered from ratepayers through June 30, 2000. This will accomplish the $150 million reduction of its generation plants required by the Restructuring Order.

We recorded an after-tax, extraordinary charge against earnings for approximately $66.3 million related to the remaining portion of the $160.3 million described above that will not be recovered under the Restructuring Order.

Note 5.

Regulatory Assets (net)

As discussed in Note 1, the Maryland PSC provides the final determination of the rates we charge our customers for our regulated businesses. Generally, we use the same accounting policies and practices used by nonregulated companies for financial reporting under generally accepted accounting principles. However, sometimes the Maryland PSC orders an accounting treatment different from that used by nonregulated companies to determine the rates we charge our customers. When this happens, we must defer certain utility expenses and income in our Consolidated Balance Sheets as regulatory assets and liabilities. We then record them in our Consolidated Statements of Income (using amortization) when we include them in the rates we charge our customers.

We summarize regulatory assets and liabilities in the following table, and we discuss each of them separately below.

At December 31,                                           1999          1998
--------------------------------------------------------------------------------
                                                             (In millions)
Generation plant reduction
   recoverable in current rates                          $ 75.0      $    -
Electric generation-related
   regulatory asset                                       286.6           -
Income taxes recoverable through
   future rates (net)                                     110.4         252.6
Deferred postretirement and
   postemployment benefit costs                            41.9          90.0
Deferred nuclear expenditures                               -            73.3
Deferred conservation expenditures                         12.9          53.4
Deferred costs of decommissioning
   federal uranium enrichment facilities                    -            38.5
Deferred environmental costs                               31.3          33.4
Deferred fuel costs (net)                                  73.8          12.7
Other (net)                                                 5.5          11.8
--------------------------------------------------------------------------------
Total regulatory assets (net)                            $637.4        $565.7
================================================================================

Generation Plant Reduction Recoverable in Current Rates

As a condition of the Maryland PSC's consolidation of the September 3, 1998 Office of People's Counsel petition to lower electric base rates with BGE's electric restructuring transition proposal, we agreed to make our rates subject to refund effective July 1, 1999. Under the Restructuring Order, BGE's rates are frozen through June 30, 2000. However, BGE was required to record a reduction to its generation plant of $150 million which it will recover through its current rates between July 1, 1999 and June 30, 2000. BGE recorded a $150 million regulatory asset for the required generation plant reduction that will be amortized as it is recovered from ratepayers through June 30, 2000.

Electric Generation-Related Regulatory Asset

With the issuance of the Restructuring Order, BGE no longer met the requirements for the application of SFAS No. 71 for the electric generation portion of its business. In accordance with SFAS No. 101 and EITF 97-4, all individual generation-related regulatory assets and liabilities must be eliminated from our balance sheet unless these regulatory assets and liabilities will be recovered in the regulated portion of the business. Pursuant to the Restructuring Order, BGE wrote-off all of its individual, generation-related regulatory assets and liabilities. A single, new generation-related regulatory asset was established for amounts to be collected through BGE's regulated transmission and distribution business. The new regulatory asset will be amortized on a basis that approximates the pre-existing individual regulatory asset amortization schedules.

Income Taxes Recoverable Through Future Rates (net)

As described in Note 1, income taxes recoverable through future rates is the portion of our net deferred income tax liability that is applicable to our utility business, but has not been reflected in the rates we charge our customers. These income taxes represent the tax effect of temporary differences in depreciation and the allowance for equity funds used during construction, offset by differences in deferred tax rates and deferred taxes on deferred investment tax credits. We amortize these amounts as the temporary differences reverse.

In 1999, the electric generation-related portion of this regulatory asset is included in the electric generation-related regulatory asset discussed earlier in this note.

Deferred Postretirement and Postemployment Benefit Costs

Deferred postretirement and postemployment benefit costs are the costs we recorded under SFAS No. 106 (for postretirement benefits) and No. 112 (for postemployment benefits) in excess of the costs we included in the rates we charge our customers. We began amortizing these costs over a 15-year period in 1998. We discuss these costs further in Note 6.

In 1999, we reclassified the electric generation-related portion of this regulatory asset to the electric generation-related regulatory asset discussed earlier in this note.

Deferred Nuclear Expenditures

Deferred nuclear expenditures are the net unamortized balance of certain operations and maintenance costs at Calvert Cliffs. These expenditures consist of:

 . costs incurred from 1979 through 1982 for inspecting and repairing seismic pipe supports,

 . expenditures incurred from 1989 through 1994 associated with nonrecurring phases of certain nuclear operations projects, and

 . expenditures incurred during 1990 for investigating leaks in the pressurizer heater sleeves.

In 1999, these expenditures were reclassified to the electric generation-related regulatory asset discussed earlier in this note.

Deferred Conservation Expenditures

Deferred conservation expenditures include two components:

 . operations costs (labor, materials, and indirect costs) associated with conservation programs approved by the Maryland PSC, which we are amortizing over periods of four to five years in accordance with the Maryland PSC's orders, and

 . revenues we collected from customers in 1996 in excess of our profit limit under the conservation surcharge.

In 1999, we wrote-off a portion of the unamortized electric conservation expenditures that will not be recovered under the Restructuring Order as discussed in Note 4.

Deferred Costs of Decommissioning Federal Uranium Enrichment Facilities

Deferred costs of decommissioning federal uranium enrichment facilities are the unamortized portion of our required contributions to a fund for decommissioning and decontaminating the Department of Energy's uranium enrichment facilities. We are required, along with other domestic utilities, by the Energy Policy Act of 1992 to make contributions to the fund. The contributions are generally payable over 15 years with escalation for inflation and are based upon the proportionate amount of uranium enriched by the Department of Energy for each utility. We are amortizing these costs over the contribution period as a cost of fuel. We also discuss this in Note 1.

In 1999, these expenditures were reclassified to the electric generation-related regulatory asset discussed earlier in this note.

Deferred Environmental Costs

Deferred environmental costs are the estimated costs of investigating and cleaning up contaminated sites we own.
We discuss this further in Note 10. We are amortizing $21.6 million of these costs (the amount we had incurred through October 1995) over a 10-year period in accordance with the Maryland PSC's November 1995 order.

Deferred Fuel Costs

As described in Note 1, deferred fuel costs are the difference between our actual costs of electric fuel, net purchases and sales of electricity, and natural gas and our fuel rate revenues collected from customers. We reduce deferred fuel costs as we collect them from or refund them to our customers.

We show our deferred fuel costs in the following table.

At December 31,                                            1999        1998
--------------------------------------------------------------------------------
                                                            (In millions)
Electric                                                  $60.0      $(11.5)
Gas                                                        13.8        24.2
--------------------------------------------------------------------------------
Deferred fuel costs (net)                                 $73.8      $ 12.7
================================================================================

Under the Restructuring Order, BGE's electric fuel rate clause will be discontinued effective July 1, 2000. After that date, earnings will be affected by the changes in the cost of fuel and energy. In addition, any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause will be collected from our customers over a period to be determined by the Maryland PSC.

Note 6.

Pension, Postretirement, Other Postemployment, and Employee Savings
Plan Benefits

We offer pension, postretirement, other postemployment, and employee savings plan benefits. We describe each of these separately below.

Pension Benefits

We sponsor several defined benefit pension plans for our employees. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. Our employees do not contribute to these plans. Generally, we calculate the benefits under these plans based on age, years of service, and pay.

Sometimes we amend the plans retroactively. These retroactive plan amendments require us to recalculate benefits related to participants' past service. We amortize the change in the benefit costs from these plan amendments on a straight-line basis over the average remaining service period of active employees.

In 1999, our Board of Directors approved the following amendments:

 . eligible participants will be allowed to choose between an enhanced version of the current benefit formula and a new pension equity plan (PEP) formula. Pension benefits for eligible employees hired after December 31, 1999 will be based on a PEP formula, and

 . pension and survivor benefits were increased for participants who retired prior to January 1, 1994 and for their surviving spouses.

The financial impacts of the amendments are included in the tables in this section.

Also during 1999, our Board of Directors approved a Targeted Voluntary Special Early Retirement Program (TVSERP) to provide enhanced early retirement benefits to certain eligible participants in targeted jobs that elect to retire on June 1, 2000. The financial impacts of the TVSERP will be reflected in the second quarter of 2000.

We fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. We calculate the amount of funding using an actuarial method called the projected unit credit cost method. The assets in all of the plans at December 31, 1999 were mostly marketable equity and fixed income securities, and group annuity contracts.

Postretirement Benefits

We sponsor defined benefit postretirement health care and life insurance plans which cover nearly all Constellation Energy and BGE employees, and certain employees of our subsidiaries. Generally, we calculate the benefits under these plans based on age, years of service, and pension benefit levels. We do not fund these plans.

For nearly all of the health care plans, retirees make contributions to cover a portion of the plan costs. Contributions for employees who retire after June 30, 1992 are calculated based on age and years of service. The amount of retiree contributions increases based on expected increases in medical costs. For the life insurance plan, retirees do not make contributions to cover a portion of the plan costs.

Effective January 1, 1993, we adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The adoption of that statement caused:

 . a transition obligation, which we are amortizing over 20 years, and

 . an increase in annual postretirement benefit costs.

For our diversified businesses, we expense all postretirement benefit costs. For our utility business, we accounted for the increase in annual postretirement benefit costs under two Maryland PSC rate orders:

 . in an April 1993 rate order, the Maryland PSC allowed us to expense one-half and defer, as a regulatory asset (see Note 5), the other half of the increase in annual postretirement benefit costs related to our electric and gas businesses, and

 . in a November 1995 rate order, the Maryland PSC allowed us to expense all of the increase in annual postretirement benefit costs related to our gas business.

Beginning in 1998, the Maryland PSC authorized us to:

 . expense all of the increase in annual postretirement benefit costs related to our electric business, and

 . amortize the regulatory asset for postretirement benefit costs related to our electric and gas businesses over 15 years.

Obligations, Assets, and Funded Status

We show the change in the benefit obligations, plan assets, and funded status of the pension and postretirement benefit plans in the following table:

                                          Pension            Postretirement
                                          Benefits              Benefits
                                      1999       1998       1999         1998
--------------------------------------------------------------------------------
                                                  (In millions)
Change in benefit obligation
Benefit obligation at
   January 1                       $1,031.3    $  902.0     $383.1     $320.3
Service cost                           26.1        21.6        8.6        6.6
Interest cost                          65.3        63.0       24.4       23.4
Plan participants'
   contributions                        -           -          2.0        2.0
Actuarial (gain) loss                 (93.0)      102.9      (34.2)      48.9
Plan amendments                        44.6         -         (5.0)       -
Benefits paid                         (57.6)      (58.2)     (20.2)     (18.1)
--------------------------------------------------------------------------------
Benefit obligation at
   December 31                     $1,016.7    $1,031.3     $358.7     $383.1
================================================================================


                                           Pension              Postretirement
                                           Benefits              Benefits
                                      1999        1998        1999       1998
--------------------------------------------------------------------------------
                                                   (In millions)
Change in plan assets
Fair value of plan assets at
   January 1                       $  985.5      $912.3      $  -       $  -
Actual return on
   plan assets                        139.4       116.9         -          -
Employer contribution                  17.6        14.5       18.2       16.1
Plan participants'
   contributions                        -            -         2.0        2.0
Benefits paid                         (57.6)      (58.2)     (20.2)     (18.1)
--------------------------------------------------------------------------------
Fair value of plan assets
   at December 31                  $1,084.9      $985.5      $  -        $ -
================================================================================

                                           Pension           Postretirement
                                           Benefits             Benefits
                                      1999       1998       1999        1998
--------------------------------------------------------------------------------
                                                   (In millions)
Funded Status
Funded status at
   December 31                       $ 68.2      $(45.8)   $(358.7)   $(383.1)
Unrecognized net
   actuarial (gain) loss              (27.2)      137.6       23.6       59.7
Unrecognized prior
   service cost                        59.0        16.9       (0.1)       -
Unrecognized
   transition obligation                -           -        143.4      159.3
Unamortized net asset from
   adoption of SFAS No. 87             (0.5)       (0.7)       -          -
--------------------------------------------------------------------------------
Prepaid (accrued) benefit
   cost                              $ 99.5      $108.0    $(191.8)   $(164.1)
================================================================================


Net Periodic Benefit Cost

We show the components of net periodic pension benefit cost in the following table:

Year Ended December 31,                           1999       1998       1997
--------------------------------------------------------------------------------
                                                         (In millions)
Components of net periodic
   pension benefit cost
Service cost                                     $ 26.1    $  21.6    $  16.8
Interest cost                                      65.3       63.0       61.3
Expected return on plan assets                    (76.6)     (72.1)     (66.9)
Amortization of transition
    obligation                                     (0.2)      (0.2)      (0.2)
Amortization of prior service cost                  2.5        2.5        2.5
Recognized net actuarial loss                      10.1        5.6        4.6
Amount capitalized as
   construction cost                               (4.2)      (3.8)      (2.5)
--------------------------------------------------------------------------------
Net periodic pension benefit cost                $  23.0   $  16.6    $  15.6
================================================================================

We show the components of net periodic postretirement benefit cost in the following table:

Year Ended December 31,                               1999     1998     1997
--------------------------------------------------------------------------------
                                                           (In millions)
Components of net periodic
   postretirement benefit cost
Service cost                                        $  8.6   $  6.6   $  5.4
Interest cost                                         24.4     23.4     21.8
Amortization of transition
   obligation                                         11.0     11.4     11.4
Recognized net actuarial loss                          1.9      0.2      0.1
Amount capitalized as
   construction cost                                  (9.4)    (8.1)    (7.6)
Amount deferred                                        -        -       (7.2)
--------------------------------------------------------------------------------
Net periodic postretirement
   benefit cost                                      $36.5    $33.5    $23.9
================================================================================

Assumptions

We made the assumptions below to calculate our pension and postretirement benefit obligations.
                                         Pension         Postretirement
                                         Benefits           Benefits
At December 31,                       1999     1998      1999      1998
--------------------------------------------------------------------------------
Discount rate                         7.25%    6.50%    7.25%      6.50%
Expected return on
   plan assets                        9.00     9.00      N/A        N/A
Rate of compensation
   increase                           4.00     4.00     4.00       4.00

We assumed the health care inflation rates to be:

 . in 1999, 6.0% for both Medicare-eligible retirees and retirees not covered by Medicare, and

 . in 2000, 7.0% for Medicare-eligible retirees and 8.5% for retirees not covered by Medicare.

After 2000, we assumed both inflation rates will decrease by 0.5% annually to a rate of 5.5% in the years 2003 and 2006, respectively. After these dates, the inflation rate will remain at 5.5%.

A one-percent increase in the health care inflation rate from the assumed rates would increase the accumulated postretirement benefit obligation by approximately $46.7 million as of December 31, 1999 and would increase the combined service and interest costs of the postretirement benefit cost by approximately $5.4 million annually.

A one-percent decrease in the health care inflation rate from the assumed rates would decrease the accumulated postretirement benefit obligation by approximately $37.4 million as of December 31, 1999 and would decrease the combined service and interest costs of the postretirement benefit cost by approximately $4.2 million annually.

Other Postemployment Benefits

We provide the following postemployment benefits:

 . health and life insurance benefits to our employees and certain employees of our subsidiaries who are found to be disabled under our Disability Insurance Plan, and

 . income replacement payments for employees found to be disabled before November 1995 (payments for employees found to be disabled after that date are paid by an insurance company, and the cost is paid by employees).

The liability for these benefits totaled $46.5 million as of December 31, 1999 and $52.9 million as of December 31, 1998.

Effective December 31, 1993, we adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. We deferred, as a regulatory asset (see Note 5), the postemployment benefit liability attributable to our utility business as of December 31, 1993, consistent with the Maryland PSC's orders for postretirement benefits (described earlier in this note). We began to amortize the regulatory asset over 15 years beginning in 1998. The Maryland PSC authorized us to reflect this change in our current electric and gas base rates to recover the higher costs in 1998.

We assumed the discount rate for other postemployment benefits to be 5.5% in 1999 and 4.5% in 1998.

Employee Savings Plan Benefits

We also sponsor a defined contribution savings plan that is offered to all eligible Constellation Energy and BGE employees, and certain employees of our subsidiaries. In a defined contribution plan, the benefits a participant is to receive result from regular contributions to a participant account. Under this plan, we make matching contributions to participant accounts. We made matching contributions to this plan of:

 .  $10.4 million in 1999,

 .  $10.1 million in 1998, and

 .  $8.5 million in 1997.

Note 7.

Short-Term Borrowings

Our short-term borrowings may include bank loans, commercial paper notes, and bank lines of credit. Short-term borrowings mature within one year from the date of issuance. We pay commitment fees to banks for providing us lines of credit. When we borrow under the lines of credit, we pay market interest rates.

Constellation Energy

At December 31, 1999, Constellation Energy had $242.5 million outstanding consisting entirely of commercial paper notes. At December 31, 1998, no short-term borrowings were outstanding since Constellation Energy was not established until April 30, 1999 as discussed in Note 1.

In 1999, Constellation Energy arranged a $135 million revolving credit agreement for short-term financial needs, including letters of credit. This agreement also supports Constellation Energy's commercial paper notes. This facility replaced a similar facility at one of Constellation Energy's diversified businesses. At December 31, 1999, letters of credit totaling $23.1 million were issued under this facility.

In addition, Constellation Energy had unused committed bank lines of credit totaling $35 million and interim lines totaling $125 million supporting its commercial paper notes at December 31, 1999.

The weighted average effective interest rate for Constellation Energy's commercial paper notes was 5.68% for the year ended December 31, 1999.

BGE

At December 31, 1999, BGE had $129.0 million outstanding consisting entirely of commercial paper notes. At December 31, 1998, BGE had no short-term borrowings outstanding.

At December 31, 1999, BGE had unused committed bank lines of credit totaling $123 million supporting the commercial paper notes compared to $113 million at December 31, 1998. These amounts do not include unused revolving credit agreements of $60 million at December 31, 1999 and $100 million at December 31, 1998 that are discussed in Note 8.

The weighted average effective interest rates for BGE's commercial paper notes were 5.25% for the year ended December 31, 1999 and 5.65% for 1998.

--------------------------------------------------------------------------------

Note 8.

Long-Term Debt

Long-term debt matures in one year or more from the date of issuance. We summarize our long-term debt in the Consolidated Statements of Capitalization. As you read this section, it may be helpful to refer to those statements.

BGE

BGE's First Refunding Mortgage Bonds

BGE's first refunding mortgage bonds are secured by a mortgage lien on nearly all of its assets, including all utility properties and franchises and its subsidiary capital stock. Capital stock pledged under the mortgage is that of Safe Harbor Water Power Corporation and Constellation Enterprises, Inc. When BGE transfers its generating assets to subsidiaries of Constellation Energy, these assets will remain subject to the lien of BGE's mortgage. However, BGE will remain liable for this debt after the assets are transferred.

BGE is required to make an annual sinking fund payment each August 1 to the mortgage trustee. The amount of the payment is equal to 1% of the highest principal amount of bonds outstanding during the preceding 12 months. The trustee uses these funds to retire bonds from any series through repurchases or calls for early redemption. However, the trustee cannot call the following bonds for early redemption:

 .  5 1/2% Installment Series, due 2002     .  6 1/8% Series, due 2003

 .  5 1/2% Series, due 2000                 .  5 1/2% Series, due 2004

 .  8 3/8% Series, due 2001                 .  7 1/2% Series, due 2007

 .  7 1/4% Series, due 2002                 .  6 5/8% Series, due 2008

 .  6 1/2% Series, due 2003

Holders of the Remarketed Floating Rate Series Due September 1, 2006 have the option to require BGE to repurchase their bonds at face value on September 1 of each year. BGE is required to repurchase and retire at par any bonds that are not remarketed or purchased by the remarketing agent. BGE also has the option to redeem all or some of these bonds at face value each September 1.

BGE's Other Long-Term Debt

We show the weighted-average interest rates and maturity dates for BGE's fixed-rate medium-term notes outstanding at December 31, 1999 in the following table.

                                 Weighted-Average
Series                             Interest Rate       Maturity Dates
--------------------------------------------------------------------------------
   B                                   8.10%              2000-2006
   C                                   7.33               2000-2003
   D                                   6.66               2001-2006
   E                                   6.66               2006-2012
   G                                   6.08               2001-2008

Some of the medium-term notes include a "put option." These put options allow the holders to sell their notes back to BGE on the put option dates at a price equal to 100% of the principal amount. The following is a summary of medium-term notes with put options.

Series E Notes                         Principal     Put Option Dates
--------------------------------------------------------------------------------
                                     (In millions)
6.75%, due 2012                         $60.0       June 2002 and 2007
6.75%, due 2012                          25.0       June 2004 and 2007
6.73%, due 2012                          25.0       June 2004 and 2007

BGE has $60 million of revolving credit agreements with several banks that are available through 2000. At December 31, 1999, BGE had no outstanding borrowings under these agreements. These banks charge us commitment fees based on the daily average of the unborrowed amount, and we pay market interest rates on any borrowings. These agreements also support BGE's commercial paper notes, as described in Note 7.

BGE Obligated Mandatorily Redeemable Trust Preferred Securities

On June 15, 1998, BGE Capital Trust I (Trust), a Delaware business trust established by BGE, issued 10,000,000 Trust Originated Preferred Securities (TOPrS) for $250 million ($25 liquidation amount per preferred security) with a distribution rate of 7.16%.

The Trust used the net proceeds from the issuance of the common securities and the preferred securities to purchase a series of 7.16% Deferrable Interest Subordinated Debentures due June 30, 2038 (debentures) from BGE in the aggregate principal amount of $257.7 million with the same terms as the TOPrS. The Trust must redeem the TOPrS at $25 per preferred security plus accrued but unpaid distributions when the debentures are paid at maturity or upon any earlier redemption. BGE has the option to redeem the debentures at any time on or after June 15, 2003 or at any time when certain tax or other events occur.

The interest paid on the debentures, which the Trust will use to make distributions on the TOPrS, is included in "Interest Expense" in the Consolidated Statements of Income and is deductible for income tax purposes.

BGE fully and unconditionally guarantees the TOPrS based on its various obligations relating to the trust agreement, indentures, debentures, and the preferred security guarantee agreement.

The debentures are the only assets of the Trust. The Trust is wholly owned by BGE because it owns all the common securities of the Trust that have general voting power.

For the payment of dividends and in the event of liquidation of BGE, the debentures are ranked prior to preference stock and common stock.

Diversified Businesses

Revolving Credit Agreements

ComfortLink has a $50 million unsecured revolving credit agreement that matures September 26, 2001. Under the terms of the agreement, ComfortLink has the option to obtain loans at various rates for terms up to nine months. ComfortLink pays a facility fee on the total amount of the commitment.
At December 31, 1999, ComfortLink had $33 million outstanding under this agreement.

Mortgage and Construction Loans

Our diversified businesses' mortgage and construction loans have varying terms. The following mortgage notes require monthly principal and interest payments:

  . 7.90%, due in 2000     . 9.65%, due in 2028

  . 8.00%, due in 2001     . 8.00%, due in 2033

  . 4.25%, due in 2009

The 8.00% mortgage note due in 2003 requires interest payments until maturity. The variable rate mortgage notes and construction loans require periodic payment of principal and interest.

Unsecured Notes
The unsecured notes mature on the following schedule:

                                                                Amount
--------------------------------------------------------------------------------
                                                             (In millions)
7.125%, due March 13, 2000                                     $  15.0
7.55%, due April 22, 2000                                         35.0
7.50%, due May 5, 2000                                           139.0
7.43%, due September 9, 2000                                      30.0
5.43% due October 15, 2000                                         5.0
7.66%, due May 5, 2001                                           135.0
5.67%, due May 5, 2001                                           152.0
--------------------------------------------------------------------------------
Total unsecured notes at December 31, 1999                      $511.0
================================================================================

Maturities of Long-Term Debt

All of our long-term borrowings mature on the following schedule (includes sinking fund requirements):

                                                               Diversified
Year                                                BGE        Businesses
--------------------------------------------------------------------------------
                                                       (In millions)
2000                                              $  401.9       $284.4
2001                                                 282.2        366.6
2002                                                 154.0          1.5
2003                                                 286.8         10.4
2004                                                 154.0          6.0
Thereafter                                         1,428.6         17.9
--------------------------------------------------------------------------------
Total long-term debt
   at December 31, 1999                           $2,707.5       $686.8
================================================================================

At December 31, 1999, BGE had long-term loans totaling $255.0 million that mature after 2002 (including $110.0 million of medium-term notes discussed in this Note under "BGE's Other Long-Term Debt") that lenders could potentially require us to repay early. Of this amount, $145.0 million could be repaid in 2000, $60.0 million in 2002, and $50.0 million thereafter. At December 31, 1999, $122.0 million is classified as current portion of long-term debt as a result of these provisions.

Weighted Average Interest Rates for Variable Rate Debt

Our weighted average interest rates for variable rate debt were:

Year Ended December 31,                                     1999     1998
--------------------------------------------------------------------------------
BGE
   Floating rate series mortgage bonds                     5.41%     5.90%
   Remarketed floating rate
     series mortgage bonds                                 5.19      5.70
   Medium-term notes, Series D                             5.29      5.74
   Medium-term notes, Series G                             5.38       .-
   Medium-term notes, Series H                             5.64       .-
   Pollution control loan                                  3.22      3.48
   Port facilities loan                                    3.24      3.61
   Adjustable rate pollution control loan                  3.59      3.75
   Economic development loan                               3.26      3.59
   Variable rate pollution control loan                    3.30      3.45

Diversified Businesses
   Loans under credit agreement                            5.68      6.02
   Mortgage and construction loans                         6.65      8.17

--------------------------------------------------------------------------------

Note 9.

Leases

There are two types of leases--operating and capital. Capital leases qualify as sales or purchases of property and are reported in the Consolidated Balance Sheets. Capital leases are not material in amount. All other leases are operating leases and are reported in the Consolidated Statements of Income. We present information about our operating leases below.

Outgoing Lease Payments

We, as lessee, lease some facilities and equipment used in our businesses. The lease agreements expire on various dates and have various renewal options. We expense all lease payments associated with our regulated utility operations.

Lease expense was:

 . $12.2 million in 1999,

 . $10.5 million in 1998, and

 . $9.5 million in 1997.

At December 31, 1999, we owed future minimum payments for long-term, noncancelable, operating leases as follows:

Year                                                         (In millions)
--------------------------------------------------------------------------------
2000                                                            $  8.2
2001                                                               6.1
2002                                                               4.5
2003                                                               3.2
2004                                                               2.4
Thereafter                                                         9.7
--------------------------------------------------------------------------------
Total future minimum lease payments                              $34.1
================================================================================

Note 10.

Commitments, Guarantees, and Contingencies

Commitments

We have made substantial commitments in connection with our utility construction program for future years. In addition, our electric business has entered into two long-term contracts for the purchase of electric generating capacity and energy. The contracts expire in 2001 and 2013. We made payments under these contracts of:

 . $67.8 million in 1999,

 . $70.7 million in 1998, and

 . $65.6 million in 1997.

At December 31, 1999, we estimate our future payments for capacity and energy that we are obligated to buy under these contracts to be:

Year                                                            (In millions)
--------------------------------------------------------------------------------
2000                                                               $  69.7
2001                                                                  37.1
2002                                                                  13.9
2003                                                                  13.8
2004                                                                  13.6
Thereafter                                                           113.4
--------------------------------------------------------------------------------
Total estimated future payments for
capacity and energy under long-term contracts                       $261.5
================================================================================

Portions of these contracts are expected to be uneconomic upon the deregulation of electric generation. Therefore, we recorded a charge and accrued a corresponding liability based on the net present value of the excess of estimated contract costs over the market based revenues to recover these costs over the remaining terms of the contracts as discussed in Note 4. At December 31, 1999, the accrued portion of these contracts was $47.5 million.

Some of our diversified businesses have committed to contribute additional capital and to make additional loans to some affiliates, joint ventures, and partnerships in which they have an interest. At December 31, 1999, the total amount of investment requirements committed to by our diversified businesses was $174.2 million. This amount includes $121 million for our energy services businesses commitment to Orion Power Holdings, Inc.

BGE and BGE Home Products & Services have agreements to sell on an ongoing basis an undivided interest in a designated pool of customer receivables. Under the agreements, BGE can sell up to a total of $40 million, and BGE Home Products & Services can sell up to a total of $50 million. Under the terms of the agreements, the buyer of the receivables has limited recourse against BGE and has no recourse against BGE Home Products & Services. BGE and BGE Home Products & Services have recorded reserves for credit losses. At December 31, 1999, BGE had sold $28.2 million and BGE Home Products & Services had sold $43.3 million of receivables under these agreements.

Guarantees

Constellation Energy has issued guarantees in an amount up to $69.2 million related to credit facilities and contractual performance of certain of its diversified subsidiaries. However, the actual subsidiary liabilities related to these guarantees totaled $21.7 million at December 31, 1999.

BGE guarantees two-thirds of certain debt of Safe Harbor Water Power Corporation. The maximum amount of our guarantee is $23 million. At December 31, 1999, Safe Harbor Water Power Corporation had outstanding debt of $20.4 million, of which $13.6 million is guaranteed by BGE.

At December 31, 1999, our remaining diversified businesses had guaranteed outstanding loans and letters of credit of certain power projects and real estate projects totaling $48.8 million. Our diversified businesses also guarantee certain other borrowings of various power projects and real estate projects.

We assess the risk of loss from these guarantees to be minimal.

Environmental Matters

Clean Air

The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxides and nitrogen oxides (NOx) from electric generating stations--Title IV and Title I.

Title IV primarily addresses emissions of sulfur dioxides. Compliance is required in two phases:

 . Phase I became effective January 1, 1995. We met the requirements of this phase by installing flue gas desulfurization systems, switching fuels, and retiring some units.

 . Phase II became effective January 1, 2000. We met the compliance requirements through a combination of switching fuels and allowance trading.

Title I addresses emissions of NOx. The Maryland Department of the Environment
(MDE) has issued regulations, effective October 18, 1999, which require up to 65% NOx emissions reductions by May 1, 2000. We have entered into a settlement agreement with the MDE since we cannot meet this deadline. Under the terms of the settlement agreement, BGE will install emissions reduction equipment at two sites by May 2002. In the meantime, we are taking steps to control NOx emissions at our generating plants.

The Environmental Protection Agency (EPA) issued a final rule in September 1998 that requires up to 85% NOx emissions reduction by 22 states including Maryland and Pennsylvania. Maryland will meet the requirements of the rule by 2003.

Based on the MDE and EPA regulations, we currently estimate that the additional controls needed at our generating plants to meet the MDE's 65% NOx emission reduction requirements will cost approximately $135 million. Through December 31, 1999, we have spent approximately $51 million to meet the MDE's 65% reduction requirements. We estimate the additional cost for EPA's 85% reduction requirements to be approximately $35 million by 2003.

In July 1997, the EPA published new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone attainment. In 1999, these new standards were successfully challenged in court. The EPA is expected to appeal the 1999 court rulings to the Supreme Court. While these standards may require increased controls at our fossil generating plants in the future, implementation will be delayed for several years. We cannot estimate the cost of these increased controls at this time because the states, including Maryland and Pennsylvania, still need to determine what reductions in pollutants will be necessary to meet the new federal standards.

Waste Disposal

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

On July 12, 1999, the EPA notified us, along with nineteen other entities, that we may be a potentially responsible party at the 68th Street Dump/Industrial Enterprises Site, also known as the Robb Tyler Dump located in Baltimore, Maryland. The EPA indicated that it is proceeding with plans to conduct a remedial investigation and feasibility study. This site was proposed for listing as a federal Superfund site in January 1999, but the listing has not been finalized. Although our potential liability cannot be estimated, we do not expect such liability to be material based on our records showing that we did not send waste to the site.

Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the MDE that requires us to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. We submitted the required remedial action plans and they have been approved by the MDE. Based on the remedial action plans, the costs we consider to be probable to remedy the contamination are estimated to total $47 million in nominal dollars (including inflation). We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts we recovered from insurance companies, as a regulatory asset. We discuss this further in Note 5. Through December 31, 1999, we have spent approximately $34 million for remediation at this site.

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

We do not expect the cleanup costs of the remaining sites to have a material effect on our financial results.

Nuclear Insurance

If there were an accident or an extended outage at either unit of Calvert Cliffs, it could have a substantial adverse financial effect on us. The primary contingencies that would result from an incident at Calvert Cliffs could include:

 . physical damage to the plant,

 . recoverability of replacement power costs, and

 . our liability to third parties for property damage and bodily injury.

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

In addition we, as well as others, could be charged for a portion of any third party claims associated with a nuclear incident at any commercial nuclear power plant in the country. At December 31, 1999, the limit for third party claims from a nuclear incident is $9.34 billion under the provisions of the Price Anderson Act. If third party claims exceed $200 million (the amount of primary insurance), our share of the total liability for third party claims could be up to $176.2 million per incident. That amount would be payable at a rate of $20 million per year.

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

 . Nuclear worker claims reported on or after January 1, 1998 are covered by a new insurance policy with an annual industry aggregate limit of $200 million for radiation injury claims against all those insured by this policy.

 . All nuclear worker claims reported prior to January 1, 1998 are still covered by the old insurance policies. Insureds under the old policies, with no current operations, are not required to purchase the new policy described above, and may still make claims against the old policies for the next eight years. If radiation injury claims under these old policies exceed the policy reserves, all policyholders could be assessed, with our share being up to $6.3 million.

If claims under these polices exceed the coverage limits, the provisions of the Price Anderson Act (discussed in this section) would apply.

Recoverability of Electric Fuel Costs

Until July 1, 2000, we will continue to recover our cost of fuel and purchased energy through the electric fuel rate as long as the Maryland PSC finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. To do this, the Maryland PSC will evaluate the performance of our generating plants, and will determine if we used all reasonable and cost-effective maintenance and operating control procedures.

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

We discuss competition and its impact on BGE's generation business further in
Note 4. The discontinuance of BGE's electric fuel rate clause is discussed further in Note 1.

California Power Purchase Agreements

Constellation Power, Inc. and subsidiaries and Constellation Investments, Inc. (whose power projects are managed by Constellation Power) have $301.8 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Under these agreements, the projects supply electricity to utility companies at:

 . a fixed rate for capacity and energy for the first 10 years of the agreements, and

 . a fixed rate for capacity plus a variable rate for energy based on the utilities' avoided cost for the remaining term of the agreements.

Generally, a "capacity rate" is paid to a power plant for its availability to supply electricity, and an "energy rate" is paid for the electricity actually generated. "Avoided cost" generally is the cost of a utility's cheapest next-available source of generation to service the demands on its system.

We use the term "transitioned" to describe when the 10-year periods for fixed energy rates have expired for these power generation projects and they began supplying electricity at variable rates. The four remaining projects that have not transitioned will do so by December 2000.

The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. Once the remaining projects have transitioned to variable rates, we expect the revenues from those projects also to be lower than they are under fixed rates.

We discuss the earnings for these projects in the "Diversified Businesses" section of Management's Discussion and Analysis.

Note 11.

Fair Market Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can occur between the fair value and carrying amount of financial instruments that are recorded at historical amounts. We used the following methods and assumptions in estimating fair value disclosures for financial instruments:

 . Cash and cash equivalents, net accounts receivable, other current assets, certain current liabilities, short-term borrowings, current portions of long-term debt and preference stock, and certain deferred credits and other liabilities: The amounts reported in the Consolidated Balance Sheets approximate fair value.

 . Investments and other assets where it was practicable to estimate fair value: The fair value is based on quoted market prices where available.

 . Fixed-rate long-term debt, and redeemable preference stock: The fair value is based on quoted market prices where available or by discounting remaining cash flows at current market rates. The carrying amount of variable-rate long-term debt approximates fair value.

We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table, and we describe some of the items separately below:

 At December 31,                    1999                  1998
--------------------------------------------------------------------------------
                           Carrying      Fair     Carrying       Fair
                            Amount       Value     Amount       Value
--------------------------------------------------------------------------------
                                       (In millions)
Investments and other
 assets for which it is:
    Practicable to
     estimate fair value   $  313.3     $ 313.3    $ 213.0     $ 213.0
    Not practicable to
     estimate fair value       46.7        N/A        56.5        N/A
Fixed-rate long-term debt   2,728.9     2,637.3    2,954.7     3,076.6
Redeemable preference
  stock                         -           -          7.0         7.2

It was not practicable to estimate the fair value of investments held by our diversified businesses in:

 . several financial partnerships that invest in nonpublic debt and equity securities, and

 . several partnerships that own solar powered energy production facilities.

This is because the timing and amount of cash flows from these investments are difficult to predict. We report these investments at their original cost in our Consolidated Balance Sheets.

The investments in financial partnerships totaled $35.8 million at December 31, 1999 and $41.9 million at December 31, 1998, representing ownership interests up to 10%. The total assets of all of these partnerships totaled $5.9 billion at December 31, 1998 (which is the latest information available).

The investments in solar powered energy production facility partnerships totaled $10.9 million at December 31, 1999 and 1998, representing ownership interests up to 13%. The total assets of all of these partnerships totaled $31.3 million at December 31, 1998 (which is the latest information available).

Guarantees

It was not practicable to determine the fair value of certain loan guarantees of Constellation Energy and its subsidiaries. Constellation Energy guaranteed outstanding debt of $16.5 million at December 31, 1999. BGE guaranteed outstanding debt of $13.6 million at December 31, 1999 and $18.0 million at December 31, 1998. Our diversified businesses guaranteed outstanding debt totaling $48.8 million at December 31, 1999 and $59.7 million at December 31, 1998. We do not anticipate that we will need to fund these guarantees.

Note 12.

Quarterly Financial Data (Unaudited)

Our quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation. Our utility business is seasonal in nature with the peak sales periods generally occurring during the summer and winter months. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations.

1999 Quarterly Data - Constellation Energy
                                                      Earnings      Earnings
                                          Income     Applicable     Per Share
                                           From       to Common     of Common
                            Revenues    Operations      Stock         Stock
--------------------------------------------------------------------------------
                                     (In millions, except per-share amounts)
Quarter Ended
  March 31                 $  932.3       $198.1        $ 82.8        $0.55
  June 30                     820.0        163.9          68.0         0.45
  September 30                970.4        277.7         136.1         0.91
  December 31               1,063.5        120.2         (26.8)       (0.18)
--------------------------------------------------------------------------------
Year Ended
  December 31              $3,786.2       $759.9        $260.1        $1.74
================================================================================

1999 Quarterly Data - BGE
                                                                  Earnings
                                                   Income        Applicable
                                                    From          to Common
                                  Revenues       Operations         Stock
--------------------------------------------------------------------------------
                                                        (In millions)
Quarter Ended
  March 31                        $  932.3        $ 198.1         $ 82.8
  June 30                            669.2          140.9           57.8
  September 30                       756.0          283.3          151.5
  December 31                        670.8           82.0          (43.5)
--------------------------------------------------------------------------------
Year Ended
  December 31                     $3,028.3         $704.3         $248.6
================================================================================

Constellation Energy's second quarter results include a $3.6 million after-tax write-down of a financial investment (see Note 3).

Third quarter results include:

Constellation Energy and BGE

 . $7.5 million associated with Hurricane Floyd (see the "Electric Operations and Maintenance Expenses" section of Management's Discussion and Analysis),

 . a $37.5 million deferral of revenues collected associated with the deregulation of our electric generation business (see Note 5),

Constellation Energy

 . a $17.3 million after-tax write-down of a financial investment (see Note 3),

 . a $6.7 million after-tax write-off of a power project (see Note 3), and

 . a $3.4 million after-tax write-down of certain senior-living facilities
   (see Note 2).

Fourth quarter results include:

Constellation Energy and BGE

 . a $66.3 million extraordinary charge associated with the Restructuring
   Order (see Note 4),

 . the recognition of the $37.5 million of revenues that were deferred in the third quarter (see above),

 . $75 million in amortization expense for the reduction of our generation plants associated with the Restructuring Order (see the "Electric Depreciation and Amortization Expense" section of Management's Discussion and Analysis),

Constellation Energy

 . a $4.9 million after-tax gain on a financial investment (see Note 3),

 . $12.0 million after-tax write-downs of certain power projects (see Note 3), and

 . a $2.4 million after-tax write-down of certain senior-living facilities
   (see Note 2).

1998 Quarterly Data - Constellation Energy and BGE

                                                     Earnings      Earnings
                                        Income      Applicable     Per Share
                                         From        to Common     of Common
                          Revenues    Operations       Stock         Stock
--------------------------------------------------------------------------------
                          (In millions, except per-share amounts)
Quarter Ended
  March 31                $  866.1      $ 183.4        $ 74.4        $0.50
  June 30                    767.6        156.2          57.4         0.39
  September 30               934.0        320.4         160.9         1.08
  December 31                790.4         81.1          13.2         0.09
--------------------------------------------------------------------------------
Year Ended
  December 31             $3,358.1       $741.1        $305.9        $2.06
--------------------------------------------------------------------------------

Third quarter results include a $10.4 million after-tax gain for earnings in a partnership (see Note 3).

Fourth quarter results include:

 . a $15.4 million after-tax write-off of a real estate investment (see Note
   3), and

 . a $5.5 million after-tax write-off of an energy services investment (see the "Other Energy Services" section of Management's Discussion and Analysis).


The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

--------------------------------------------------------------------------------

PART III
BGE meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K for a reduced disclosure format. Accordingly, all items in this section related to BGE are not presented.

Item 10. Directors and Executive Officers of the Registrant
The information required by this item with respect to directors is set forth on pages 4 through 8 under "Election of Constellation Energy Directors" in the Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to executive officers of Constellation Energy Group, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth in Item 4 of Part I of this Form 10-K under "Executive Officers of the Registrant".

Item 11. Executive Compensation
The information required by this item is set forth on page 7 under "Directors' Compensation," on pages 7 though 8 under "Compensation Committee Interlocks and Insider Participation," on pages 10 through 13 under "Executive Compensation," on page 14 under "Common Stock Performance Graph," and on pages 14 through 17 under "Report of Committee on Management on Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this item regarding security ownership of certain beneficial owners and management is set forth on page 9 under "Security Ownership" in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
The information required by this item is set forth on pages 7 and 8 under "Certain Relationships and Transactions", and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  (a) The following documents are filed as a part of this Report:

1. Financial Statements:

 Report of Independent Accountants dated January 19, 2000 of
   PricewaterhouseCoopers LLP
 Consolidated Statements of Income--Constellation Energy Group for three years ended December 31, 1999
 Consolidated Statements of Comprehensive Income--Constellation Energy Group
   for three years ended December 31, 1999
 Consolidated Balance Sheets--Constellation Energy Group at December 31, 1999
   and December 31, 1998
 Consolidated Statements of Cash Flows--Constellation Energy Group for three years ended December 31, 1999
 Consolidated Statements of Common Shareholders' Equity--Constellation Energy
   Group for three years ended December 31, 1999
 Consolidated Statements of Capitalization--Constellation Energy Group at
   December 31, 1999 and December 31, 1998
 Consolidated Statements of Income Taxes--Constellation Energy Group for three years ended December 31, 1999
 Consolidated Statements of Income--Baltimore Gas and Electric Company for
   three years ended December 31, 1999
 Consolidated Statements of Comprehensive Income--Baltimore Gas and Electric
   Company for three years ended December 31, 1999
 Consolidated Balance Sheets--Baltimore Gas and Electric Company at December
   31, 1999 and December 31, 1998
 Consolidated Statements of Cash Flows--Baltimore Gas and Electric Company for
   three years ended December 31, 1999
 Notes to Consolidated Financial Statements

2. Financial Statement Schedules:
 Schedule II--Valuation and Qualifying Accounts
 Schedules other than Schedule II are omitted as not applicable or not required.

3. Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number
-------

 *2    -- Agreement and Plan of Share Exchange between Baltimore Gas and
          Electric Company and Constellation Energy Group, Inc. dated as of February 19, 1999. (Designated as Exhibit No. 2 in Form S-4 dated March 3, 1999, File No. 33-64799.)
 *3(a) -- Articles of Amendment and Restatement of the Charter of Constellation
          Energy Group, Inc. as of April 30, 1999. (Designated as Exhibit No.
          99.2 in Form 8-K dated April 30, 1999, File No. 1-1910.)
 *3(b) -- Articles Supplementary to the Charter of Constellation Energy Group,
          Inc., as of July 19, 1999. (Designated as Exhibit No. 3(a) in Form 10-Q dated August 13, 1999, File No. 1-12869 and 1-1910.)
 3(c)  -- Certificate of Correction to the Charter of Constellation Energy
          Group, Inc. as of September 13, 1999.
 *3(d) -- Bylaws of Constellation Energy Group, Inc. amended to July 16, 1999.
          (Designated as Exhibit No. 3(b) in Form 10-Q dated August 13, 1999, File No. 1-12869 and 1-1910.)
 *3(e) -- Charter of BGE, restated as of August 16, 1996. (Designated as Exhibit
          No. 3 in Form 10-Q dated November 14, 1996, File No. 1-1910.)
 3(f)  -- By-Laws of BGE, as amended to April 30, 1999.

 *4(a)  -- Indenture between Constellation Energy Group, Inc. and the Bank of
           New York, Trustee dated as of March 24, 1999. (Designated as Exhibit No. 4(a) in Form S-3 dated March 29, 1999, File No. 333-75217.)

 *4(b)  -- Supplemental Indenture between BGE and Bankers Trust Company, as
           Trustee, dated as of June 20, 1995, supplementing, amending and restating Deed of Trust dated February 1, 1919. (Designated as Exhibit No. 4 in Form 10-Q dated August 11, 1995, File No. 1-1910.); and the following Supplemental Indentures between BGE and Bankers Trust Company, Trustee:

                                              Designated In
                                     -------------------------------
                                                                          Exhibit
            Dated         File No.                                        Number
            -----         --------                                        -------
      *July 15, 1977      2-59772                                           2-3
       (3 Indentures)
      *August 15, 1991    33-45259 (Form S-3 Registration)                  4(a)(i)
      *January 15, 1992   33-45259 (Form S-3 Registration)                  4(a)(ii)
      *July 1, 1992       1-1910   (Form 8-K Report for January 29, 1993)   4(a)
      *February 15, 1993  1-1910   (Form 10-K Annual Report for 1992)       4(a)(i)
      *March 1, 1993      1-1910   (Form 10-K Annual Report for 1992)       4(a)(ii)
      *March 15, 1993     1-1910   (Form 10-K Annual Report for 1992)       4(a)(iii)
      *April 15, 1993     1-1910   (Form 10-Q dated May 13, 1993)             4
      *July 1, 1993       1-1910   (Form 10-Q dated August 13, 1993)        4(a)
      *July 15, 1993      1-1910   (Form 10-Q dated August 13, 1993)        4(b)
      *October 15, 1993   1-1910   (Form 10-Q dated November 12, 1993)        4
      *June 15, 1996      1-1910   (Form 10-Q dated August 13, 1996)          4

 *4(c)  -- Indenture dated July 1, 1985, between BGE and The Bank of New York
           (Successor to Mercantile-Safe Deposit and Trust Company), Trustee. (Designated in Registration File No. 2-98443 as Exhibit 4(a)); as supplemented by Supplemental Indentures dated as of October 1, 1987 (Designated in Form 8-K, dated November 13, 1987, File No. 1-1910 as
           Exhibit 4(a)) and as of January 26, 1993 (Designated in Form 8-K, dated January 29, 1993, File No. 1-1910 as Exhibit 4(b).)

 *4(d)  -- Form of Subordinated Indenture between the Company and The Bank of
           New York, as Trustee in connection with the issuance of the Junior Subordinated Debentures (Designated as Exhibit 4(d) in Form S-3 dated May 28, 1998, File No. 333-53767).

 *4(e)  -- Form of Supplemental Indenture between the Company and The Bank of
           New York, as Trustee in connection with the issuances of the Junior Subordinated Debentures (Designated as Exhibit 4(e) in Form S-3 dated May 28, 1998, File No. 333-53767).

 *4(f)  -- Form of Preferred Securities Guarantee (Designated as Exhibit 4(f) in
           Form S-3 dated May 28, 1998, File No. 333-53767).

 *4(g)  -- Form of Junior Subordinated Debenture (Designated as Exhibit 4(h) in
            Form S-3 dated May 28, 1998, File No. 333-53767).

 *4(h)  -- Form of Amended and Restated Declaration of Trust (including Form of
           Preferred Security) (Designated as Exhibit 4(c) in Form S-3 dated May 28, 1998, File No. 333-53767).

 10(a) -- Constellation Energy Group, Inc. Executive Benefits Plan, as amended and restated, with Summary of New Executive Pension Provision.

 10(b) -- Executive Annual Incentive Plan of Constellation Energy Group, Inc., as amended and restated.

 *10(c) -- Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit No. 10(a) in Form 10-Q dated November 12, 1999, File Nos. 1-12869 and 1-1910.)

 *10(d) -- Constellation Energy Group, Inc. Nonqualified Deferred Compensation
           Plan, as amended and restated. (Designated as Exhibit No. 10(b) in Form 10-Q dated November 12, 1999, File Nos. 1-12869 and 1-1910.)
 *10(e) -- Constellation Energy Group, Inc. Deferred Compensation Plan for Non-
           Employee Directors. (Designated as Exhibit No. 10(a) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(f) -- Baltimore Gas and Electric Company Retirement Plan for Non-Employee
           Directors, as amended and restated. (Designated as Exhibit No. 10(m) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
           (Terminated effective August 1, 1997.)
 10(g) -- Summary of severance arrangement for a Named Executive Officer. *10(h) -- Grantor Trust Agreement Dated as of April 30, 1999 between
           Constellation Energy Group, Inc. and Citibank, N.A. (Designated as Exhibit No. 10(g) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(i) -- Form of Severance Agreement between Constellation Energy Group, Inc.
           and seven key employees. (Designated as Exhibit No. 10(j) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(j) -- Summary of enhanced retirement benefits for a named executive officer. (Designated as Exhibit No. 10(l) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(k) -- Grantor Trust Agreement dated as of April 30, 1999 between
           Constellation Energy Group, Inc. and T. Rowe Price Trust Company. (Designated as Exhibit No. 10(e) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(l) -- Constellation Energy Group, Inc. Long-Term Incentive Plan.
           (Designated as Exhibit No. 10(b) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 12(a)  -- Constellation Energy Group, Inc. Computation of Ratio of Earnings to
           Fixed Charges.
 12(b)  -- Baltimore Gas and Electric Company Computation of Ratio of Earnings
           to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
 21     -- Subsidiaries of the Registrant.
 23     -- Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 27(a)  -- Constellation Energy Group, Inc. Financial Data Schedule.
 27(b)  -- Baltimore Gas and Electric Company Financial Data Schedule.
 *99(a) -- BGE 1999 Pro Forma Financial Statement for Generation Asset
           Transfer. (Designated as Exhibit No. 99 in Form 8-K dated March 17, 2000 File No. 1-12869 and 1-1910.)

--------
* Incorporated by Reference.

  (b) Reports on Form 8-K:

      Date Filed         Item Reported
      ----------         -------------
   November 18, 1999  Item 5. Other Events

    CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES AND BALTIMORE GAS AND
                       ELECTRIC COMPANY AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

        Column A          Column B       Column C            Column D    Column E
        --------          --------- -------------------   -------------- --------
                                         Additions
                                    -------------------
                           Balance  Charged  Charged to                  Balance
                             at     to costs   other                      at end
                          beginning   and    accounts--   (Deductions)--    of
Description               of period expenses  describe       describe     period
-----------               --------- -------- ----------   -------------- --------
                                              (in millions)
Reserves deducted in the
 Balance Sheet from the
 assets to which they
 apply:
Constellation Energy
 Accumulated Provision
  for Uncollectibles
  1999..................    $35.4    $21.5     $   --         $(22.1)(A)  $ 34.8
  1998..................     24.1     28.0         --          (16.7)(A)    35.4
  1997..................     18.0     34.4         --          (28.3)(A)    24.1
 Valuation Allowance --
  Net unrealized (gain)
   loss on available for
   sale securities
  1999..................     (9.4)      --        9.6 (B)         --         0.2
  1998..................     (7.6)      --       (1.8)(B)         --        (9.4)
  1997..................     (8.8)      --        1.2 (B)         --        (7.6)
  Assets from trading
   activities reserves
  1999..................     (0.6)      --      (26.9)(C)         --       (27.5)
  1998..................       --       --       (0.6)(C)         --        (0.6)
BGE
 Accumulated Provision
  for Uncollectibles
  1999..................     35.4     17.6         --          (40.0)(D)    13.0
  1998..................     24.1     28.0         --          (16.7)(A)    35.4
  1997..................     18.0     34.4         --          (28.3)(A)    24.1
 Valuation Allowance --
  Net unrealized (gain)
   loss on available for
   sale securities
  1999..................     (9.4)      --       (5.3)(B)       14.7(E)       --
  1998..................     (7.6)      --       (1.8)(B)         --        (9.4)
  1997..................     (8.8)      --        1.2 (B)         --        (7.6)
Constellation Energy and
 BGE
 Valuation Allowance --
  Net unrealized (gain)
   loss on nuclear
   decommissioning trust
   fund
  1999..................    (23.9)      --      (16.6)(F)         --       (40.5)
  1998..................    (10.0)      --      (13.9)(F)         --       (23.9)
  1997..................     (3.7)      --       (6.3)(F)         --       (10.0)
  Provision for possible
   disallowance of
   replacement energy
   costs
  1999..................       --       --         --             --          --
  1998..................       --       --         --             --          --
  1997..................    118.0       --         --         (118.0)(G)      --

--------
(A) Represents principally net amounts charged off as uncollectible.
(B) Represents net unrealized (gains)/losses (credited)/charged to accumulated other comprehensive income.
(C) Represents a reserve from assets for energy trading activities charged to revenues.
(D) Represents approximately $17 million charged off as uncollectible and approximately $23 million transferred from BGE to Constellation Energy as a result of the formation of the holding company.
(E) Represents amount transferred from BGE to Constellation Energy as a result of the formation of the holding company.
(F) Represents net unrealized gains credited to accumulated depreciation.
(G) Represents removal of a reserve based on actual disallowance of replacement energy costs.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Constellation Energy Group, Inc., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSTELLATION ENERGY GROUP, INC.
                                                      (Registrant)

Date: March 20, 2000                    By /s/       C. H. Poindexter
                                           -------------------------------------
                                                    C. H. Poindexter
                                            Chairman of the Board, President,
                                                           and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Constellation Energy Group, Inc., the Registrant, and in the capacities and on the dates indicated.

              Signature                       Title                     Date
              ---------                       -----                     ----
Principal executive officer and director:

By /s/        C. H. Poindexter         Chairman of the Board,       March 20, 2000
   -----------------------------------
            C. H. Poindexter            President, Chief
                                        Executive Officer, and
                                        Director

Principal financial and accounting officer:

By /s/           D. A. Brune           Vice President, Chief        March 20, 2000
   -----------------------------------
               D. A. Brune              Financial Officer and
                                        Secretary

Directors:

/s/           H. F. Baldwin                     Director            March 20, 2000
   -----------------------------------
             H. F. Baldwin

/s/            D. L. Becker                     Director            March 20, 2000
   -----------------------------------
             D. L. Becker

/s/            J. T. Brady                      Director            March 20, 2000
   -----------------------------------
              J. T. Brady

/s/            B. B. Byron                      Director            March 20, 2000
   -----------------------------------
              B. B. Byron

/s/             J. O. Cole                      Director            March 20, 2000
   -----------------------------------
              J. O. Cole

/s/           D. A. Colussy                     Director            March 20, 2000
   -----------------------------------
             D. A. Colussy

/s/            E. A. Crooke                     Director            March 20, 2000
   -----------------------------------
             E. A. Crooke

/s/           J. R. Curtiss                     Director            March 20, 2000
   -----------------------------------
             J. R. Curtiss

/s/             R. W. Gale                      Director            March 20, 2000
   -----------------------------------
              R. W. Gale

/s/            J. W. Geckle                     Director            March 20, 2000
   -----------------------------------
             J. W. Geckle

              Signature                          Title                   Date
              ---------                          -----                   ----

/s/        F. A. Hrabowski III                  Director            March 20, 2000
---------------------------------------
          F. A. Hrabowski III

/s/             N. Lampton                      Director            March 20, 2000
---------------------------------------
              N. Lampton

/s/            C. R. Larson                     Director            March 20, 2000
---------------------------------------
             C. R. Larson

/s/           G. V. McGowan                     Director            March 20, 2000
---------------------------------------
             G. V. McGowan

/s/         G. L. Russell, Jr.                  Director            March 20, 2000
---------------------------------------
          G. L. Russell, Jr.

/s/        M. A. Shattuck, III                  Director            March 20, 2000
---------------------------------------
          M. A. Shattuck, III

/s/           M. D. Sullivan                    Director            March 20, 2000
---------------------------------------
            M. D. Sullivan

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Baltimore Gas and Electric Company, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BALTIMORE GAS AND ELECTRIC COMPANY
                                                      (Registrant)

Date: March 20, 2000                    By /s/        C. H. Poindexter
                                           -------------------------------------
                                                    C. H. Poindexter
                                            Chairman of the Board, President,
                                                           and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baltimore Gas and Electric Company, the Registrant, and in the capacities and on the dates indicated.

              Signature                       Title                      Date
              ---------                       -----                      ----
Principal executive officer and director:

By /s/        C. H. Poindexter         Chairman of the Board,       March 20, 2000
   -----------------------------------
            C. H. Poindexter            President, Chief
                                        Executive Officer, and
                                        Director

Principal financial and accounting officer and director:

By /s/           D. A. Brune           Vice President, Chief        March 20, 2000
   -----------------------------------
               D. A. Brune              Financial Officer,
                                        Secretary and Director

Directors:

/s/            F. O. Heintz                     Director            March 20, 2000
   -----------------------------------
             F. O. Heintz

/s/            R. E. Denton                     Director            March 20, 2000
   -----------------------------------
             R. E. Denton

/s/            T. F. Brady                      Director            March 20, 2000
   -----------------------------------
              T. F. Brady

                                 EXHIBIT INDEX

Exhibit
Number
-------

 *2    -- Agreement and Plan of Share Exchange between Baltimore Gas and
          Electric Company and Constellation Energy Group, Inc. dated as of February 19, 1999. (Designated as Exhibit No. 2 in Form S-4 dated March 3, 1999, File No. 33-64799.)
 *3(a) -- Articles of Amendment and Restatement of the Charter of Constellation
          Energy Group, Inc. as of April 30, 1999. (Designated as Exhibit No.
          99.2 in Form 8-K dated April 30, 1999, File No. 1-1910.)
 *3(b) -- Articles Supplementary to the Charter of Constellation Energy Group,
          Inc., as of July 19, 1999. 3(c)--Certificate of Correction to the Charter of Constellation Energy Group, Inc. as of September 13, 1999. (Designated as Exhibit No. 3(a) in Form 10-Q dated August 13, 1999, File No. 1-12869 and 1-1910.)
 3(c)  -- Certificate of Correction to the Charter of Constellation Energy
          Group, Inc. as of September 13, 1999.
 *3(d) -- Bylaws of Constellation Energy Group, Inc. amended to July 16, 1999.
          (Designated as Exhibit No. 3(b) in Form 10-Q dated August 13, 1999, File No. 1-12869 and 1-1910.)
 *3(e) -- Charter of BGE, restated as of August 16, 1996. (Designated as Exhibit
          No. 3 in Form 10-Q dated November 14, 1996, File No. 1-1910.)
 3(f)  -- By-Laws of BGE, as amended to April 30, 1999.
 *4(a) -- Indenture between Constellation Energy Group, Inc. and the Bank of New
          York, Trustee dated as of March 24, 1999. (Designated as Exhibit No. 4(a) in Form S-3 dated March 29, 1999, File No. 333-75217.)
 *4(b) -- Supplemental Indenture between BGE and Bankers Trust Company, as
          Trustee, dated as of June 20, 1995, supplementing, amending and restating Deed of Trust dated February 1, 1919. (Designated as
          Exhibit No. 4 in Form 10-Q dated August 11, 1995, File No. 1-1910.); and the following Supplemental Indentures between BGE and Bankers Trust Company, Trustee:

                                              Designated In
                                     -------------------------------
                                                                          Exhibit
            Dated         File No.                                        Number
            -----         --------                                        -------
      *July 15, 1977      2-59772                                           2-3
      (3 Indentures)
      *August 15, 1991    33-45259 (Form S-3 Registration)                  4(a)(i)
      *January 15, 1992   33-45259 (Form S-3 Registration)                  4(a)(ii)
      *July 1, 1992       1-1910   (Form 8-K Report for January 29, 1993)   4(a)
      *February 15, 1993  1-1910   (Form 10-K Annual Report for 1992)       4(a)(i)
      *March 1, 1993      1-1910   (Form 10-K Annual Report for 1992)       4(a)(ii)
      *March 15, 1993     1-1910   (Form 10-K Annual Report for 1992)       4(a)(iii)
      *April 15, 1993     1-1910   (Form 10-Q dated May 13, 1993)             4
      *July 1, 1993       1-1910   (Form 10-Q dated August 13, 1993)        4(a)
      *July 15, 1993      1-1910   (Form 10-Q dated August 13, 1993)        4(b)
      *October 15, 1993   1-1910   (Form 10-Q dated November 12, 1993)        4
      *June 15, 1996      1-1910   (Form 10-Q dated August 13, 1996)          4

 *4(c) -- Indenture dated July 1, 1985, between BGE and The Bank of New York
          (Successor to Mercantile-Safe Deposit and Trust Company), Trustee. (Designated in Registration File No. 2-98443 as Exhibit 4(a)); as supplemented by Supplemental Indentures dated as of October 1, 1987 (Designated in Form 8-K, dated November 13, 1987, File No. 1-1910 as
          Exhibit 4(a)) and as of January 26, 1993 (Designated in Form 8-K, dated January 29, 1993, File No. 1-1910 as Exhibit 4(b).)

 *4(d)  -- Form of Subordinated Indenture between the Company and The Bank of
           New York, as Trustee in connection with the issuance of the Junior Subordinated Debentures (Designated as Exhibit 4(d) in Form S-3 dated May 28, 1998, File No. 333-53767).
 *4(e)  -- Form of Supplemental Indenture between the Company and The Bank of
           New York, as Trustee in connection with the issuances of the Junior Subordinated Debentures (Designated as Exhibit 4(e) in Form S-3 dated May 28, 1998, File No. 333-53767).
 *4(f)  -- Form of Preferred Securities Guarantee (Designated as Exhibit 4(f) in
           Form S-3 dated May 28, 1998, File No. 333-53767).
 *4(g)  -- Form of Junior Subordinated Debenture (Designated as Exhibit 4(h) in
           Form S-3 dated May 28, 1998, File No. 333-53767).
 *4(h)  -- Form of Amended and Restated Declaration of Trust (including Form of
           Preferred Security) (Designated as Exhibit 4(c) in Form S-3 dated May 28, 1998, File No. 333-53767).
 10(a)  -- Constellation Energy Group, Inc. Executive Benefits Plan, as amended and restated, with Summary of New Executive Pension Provision.
 10(b)  -- Executive Annual Incentive Plan of Constellation Energy Group, Inc.,
           as amended and restated.
 *10(c) -- Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit No. 10(a) in Form 10-Q dated November 12, 1999, File Nos. 1-12869 and 1-1910.)
 *10(d) -- Constellation Energy Group, Inc. Nonqualified Deferred Compensation
           Plan, as amended and restated. (Designated as Exhibit No. 10(b) in Form 10-Q dated November 12, 1999, File Nos. 1-12869 and 1-1910.)
 *10(e) -- Constellation Energy Group, Inc. Deferred Compensation Plan for Non-
           Employee Directors. (Designated as Exhibit No. 10(a) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(f) -- Baltimore Gas and Electric Company Retirement Plan for Non-Employee
           Directors, as amended and restated. (Designated as Exhibit No. 10(m) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
           (Terminated effective August 1, 1997.)
 10(g) -- Summary of severance arrangement for a Named Executive Officer. *10(h) -- Grantor Trust Agreement Dated as of April 30, 1999 between
           Constellation Energy Group, Inc. and Citibank, N.A. (Designated as Exhibit No. 10(g) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(i) -- Form of Severance Agreement between Constellation Energy Group, Inc.
           and seven key employees. (Designated as Exhibit No. 10(j) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(j) -- Summary of enhanced retirement benefits for a named executive officer. (Designated as Exhibit No. 10(l) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(k) -- Grantor Trust Agreement dated as of April 30, 1999 between
           Constellation Energy Group, Inc. and T. Rowe Price Trust Company. (Designated as Exhibit No. 10(e) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 *10(l) -- Constellation Energy Group, Inc. Long-Term Incentive Plan.
           (Designated as Exhibit No. 10(b) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
 12(a)  -- Constellation Energy Group, Inc. Computation of Ratio of Earnings to
           Fixed Charges.
 12(b) -- Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.

 21     -- Subsidiaries of the Registrant.
 23     -- Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 27(a)  -- Constellation Energy Group, Inc. Financial Data Schedule.
 27(b)  -- Baltimore Gas and Electric Company Financial Data Schedule.
 *99(a) -- BGE 1999 Pro Forma Financial Statement for Generation Asset
           Transfer. (Designated as Exhibit No. 99 in Form 8-K dated March 17, 2000 File No. 1-12869 and 1-1910.)

--------
* Incorporated by Reference.

  (b) Reports on Form 8-K:

      Date Filed         Item Reported
      ----------         -------------
   November 18, 1999  Item 5. Other Events