Form 10-Q
period 2000-03-31
CONSTELLATION ENERGY GROUP INC; BALTIMORE GAS & ELECTRIC CO
filed 2000-05-15
CIK 1004440, 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended MARCH 31, 2000

Commission File             Exact name of registrant              IRS Employer
     Number               as specified in its charter         Identification No.
     ------               ---------------------------         ------------------


     1-12869           CONSTELLATION ENERGY GROUP, INC.             52-1964611

     1-1910          BALTIMORE GAS AND ELECTRIC COMPANY             52-0280210


                                 MARYLAND
                     -----------------------------------
                         (State of Incorporation)


       250 W. PRATT STREET,      BALTIMORE, MARYLAND           21201
      ---------------------    -----------------------    -----------------
        (Address of principal executive offices)              (Zip Code)

                                 410-234-5000
                                 ------------
             (Registrants' telephone number, including area code)


     39 W. LEXINGTON STREET,    BALTIMORE, MARYLAND            21201
     ----------------------    -----------------------    ----------------
                (Former name, former address of Baltimore Gas and
                   Electric Company and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.

Yes   X        No


Common Stock, without par value 149,602,816 shares outstanding of Constellation Energy Group, Inc. on April 28, 2000.

                                                 TABLE OF CONTENTS

                                                                                                 Page

Part I -- Financial Information

    Item 1 -- Financial Statements

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

              Notes to Consolidated Financial Statements............................................. 11

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................. 16
              Introduction........................................................................... 16
              Strategy............................................................................... 17
              Current Issues......................................................................... 17
              Results of Operations.................................................................  19
              Financial Condition.................................................................... 27
              Capital Resources...................................................................... 28
              Other Matters.......................................................................... 31

    Item 3 -- Quantitative and Qualitative Disclosures About Market Risk............................. 31

Part II -- Other Information

    Item 1 -- Legal Proceedings...................................................................... 32

    Item 5 -- Other Information...................................................................... 33

    Item 6 -- Exhibits and Reports on Form 8-K....................................................... 33

    Signature........................................................................................ 34

               CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                 2000             1999
                                                                             -------------    -------------
                                                                       (In Millions, Except Per-Share Amounts)
Revenues
  Electric                                                                        $ 524.4          $ 513.0
  Gas                                                                               194.5            192.8
  Nonregulated                                                                      273.3            277.6
                                                                             -------------    -------------
  Total revenues                                                                    992.2            983.4

Operating Expenses
  Electric fuel and purchased energy                                                118.6            121.1
  Gas purchased for resale                                                          102.9            102.1
  Operations                                                                        134.3            135.3
  Maintenance                                                                        45.1             48.9
  Nonregulated - selling, general, and administrative                               214.9            227.4
  Depreciation and amortization                                                     132.5             90.3
  Taxes other than income taxes                                                      61.1             60.2
                                                                             -------------    -------------
  Total operating expenses                                                          809.4            785.3
                                                                             -------------    -------------
Income From Operations                                                              182.8            198.1

Other Income (Expense)                                                                5.0             (0.8)
                                                                             -------------    -------------

Income Before Fixed Charges and Income Taxes                                        187.8            197.3

Fixed Charges
  Interest expense (net)                                                             60.4             61.2
  BGE preference stock dividends                                                      3.3              3.4
                                                                             -------------    -------------
  Total fixed charges                                                                63.7             64.6
                                                                             -------------    -------------
Income Before Income Taxes                                                          124.1            132.7

Income Taxes
  Current                                                                            61.2             49.6
  Deferred                                                                           (7.1)             2.5
  Investment tax credit adjustments                                                  (2.1)            (2.2)
                                                                             -------------    -------------
  Total income taxes                                                                 52.0             49.9
                                                                             -------------    -------------

Net Income                                                                         $ 72.1           $ 82.8
                                                                             =============    =============

Earnings Applicable to Common Stock                                                $ 72.1           $ 82.8
                                                                             =============    =============


Average Shares of Common Stock Outstanding                                          149.6            149.5
Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution                                    $0.48            $0.55
Dividends Declared Per Common Share                                                 $0.42            $0.42


Consolidated Statements of Comprehensive Income (Unaudited)
                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 2000             1999
                                                                             -------------    -------------
                                                                                       (In Millions)


Net Income                                                                         $ 72.1           $ 82.8
Other comprehensive income (loss), net of taxes                                      13.0             (3.2)
                                                                             -------------    -------------
Comprehensive Income                                                               $ 85.1           $ 79.6
                                                                             =============    =============

See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

               CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                              March 31,       December 31,
                                                                                2000*             1999
                                                                             -------------    -------------
                                                                                      (In Millions)


Assets
  Current Assets
    Cash and cash equivalents                                                      $ 68.2           $ 92.7
    Accounts receivable (net of allowance for uncollectibles
      of $22.0 and $34.8 respectively)                                              455.2            578.5
    Trading securities                                                              161.4            136.5
    Assets from energy trading activities                                           448.3            312.1
    Fuel stocks                                                                      69.6             94.9
    Materials and supplies                                                          148.5            149.1
    Prepaid taxes other than income taxes                                            33.9             72.4
    Other                                                                            36.9             54.0
                                                                             -------------    -------------
    Total current assets                                                          1,422.0          1,490.2

  Investments and Other Assets
    Real estate projects and investments                                            305.3            310.1
    Power projects                                                                  820.2            785.4
    Financial investments                                                           169.4            145.4
    Nuclear decommissioning trust fund                                              222.7            217.9
    Net pension asset                                                                95.5             99.5
    Other                                                                           432.3            422.9
                                                                             -------------    -------------
    Total investments and other assets                                            2,045.4          1,981.2

  Utility Plant
    Plant in service
      Electric                                                                    7,123.4          7,088.6
      Gas                                                                           970.2            962.0
      Common                                                                        562.2            569.5
                                                                             -------------    -------------
      Total plant in service                                                      8,655.8          8,620.1
    Accumulated depreciation                                                     (3,522.1)        (3,466.1)
                                                                             -------------    -------------
    Net plant in service                                                          5,133.7          5,154.0
    Construction work in progress                                                   241.1            222.3
    Nuclear fuel (net of amortization)                                              123.4            133.8
    Plant held for future use                                                        12.9             13.0
                                                                             -------------    -------------
    Net utility plant                                                             5,511.1          5,523.1

  Deferred Charges
    Regulatory assets (net)                                                         580.4            637.4
    Other                                                                            68.7             51.9
                                                                             -------------    -------------
    Total deferred charges                                                          649.1            689.3
                                                                             -------------    -------------

Total Assets                                                                    $ 9,627.6        $ 9,683.8
                                                                             =============    =============

* Unaudited

See Notes to Consolidated Financial Statements.

               CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                              March 31,       December 31,
                                                                                2000*             1999
                                                                             -------------    -------------
                                                                                     (In Millions)


Liabilities and Capitalization
  Current Liabilities
    Short-term borrowings                                                         $ 339.8          $ 371.5
    Current portion of long-term debt                                               797.9            808.3
    Accounts payable                                                                280.7            365.1
    Customer deposits                                                                41.6             40.6
    Liabilities from energy trading activities                                      257.3            163.8
    Dividends declared                                                               66.1             66.1
    Accrued taxes                                                                    75.8             19.2
    Accrued interest                                                                 57.7             55.3
    Accrued vacation costs                                                           36.1             35.3
    Other                                                                            43.6             78.2
                                                                             -------------    -------------
    Total current liabilities                                                     1,996.6          2,003.4

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                         1,287.5          1,288.8
    Postretirement and postemployment benefits                                      268.3            269.8
    Deferred investment tax credits                                                 107.5            109.6
    Decommissioning of federal uranium enrichment facilities                         27.2             27.2
    Other                                                                           244.3            226.6
                                                                             -------------    -------------
    Total deferred credits and other liabilities                                  1,934.8          1,922.0

  Long-term Debt
    First refunding mortgage bonds of BGE                                         1,321.7          1,321.7
    Other long-term debt of BGE                                                   1,068.9          1,135.8
    Company obligated mandatorily redeemable trust preferred
        securities of subsidiary trust holding solely 7.16% debentures of BGE       250.0            250.0
    Long-term debt of nonregulated businesses                                       655.5            686.8
    Unamortized discount and premium                                                (10.1)           (10.6)
    Current portion of long-term debt                                              (797.9)          (808.3)
                                                                             -------------    -------------
    Total long-term debt                                                          2,488.1          2,575.4

  BGE Preference Stock Not Subject to Mandatory Redemption                          190.0            190.0

  Common Shareholders' Equity
    Common stock                                                                  1,496.8          1,494.0
    Retained earnings                                                             1,508.4          1,499.1
    Accumulated other comprehensive income (loss)                                    12.9             (0.1)
                                                                             -------------    -------------
    Total common shareholders' equity                                             3,018.1          2,993.0
                                                                             -------------    -------------
    Total capitalization                                                          5,696.2          5,758.4
                                                                             -------------    -------------

Total Liabilities and Capitalization                                            $ 9,627.6        $ 9,683.8
                                                                             =============    =============

* Unaudited

See Notes to Consolidated Financial Statements.

               CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Statements of Cash Flows (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                -----------------------------
                                                                                     2000            1999
                                                                                -------------    ------------
                                                                                         (In Millions)
Cash Flows From Operating Activities
  Net income                                                                          $ 72.1          $ 82.8
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                                      146.7           104.7
    Deferred income taxes                                                               (7.1)            2.5
    Investment tax credit adjustments                                                   (2.1)           (2.2)
    Deferred fuel costs                                                                  1.6             7.6
    Accrued pension and postemployment benefits                                          8.7            16.2
    Equity in earnings of affiliates and joint ventures (net)                            3.1            22.5
    Changes in assets from energy trading activities                                  (136.2)          (12.6)
    Changes in liabilities from energy trading activities                               93.5           (10.9)
    Changes in other current assets                                                     99.1            36.7
    Changes in other current liabilities                                                28.7            74.3
    Other                                                                              (10.1)           (4.1)
                                                                                -------------    ------------
  Net cash provided by operating activities                                            298.0           317.5
                                                                                -------------    ------------

Cash Flows From Investing Activities
  Utility construction and other capital expenditures                                  (80.6)          (75.3)
  Contributions to nuclear decommissioning trust fund                                   (4.4)           (4.4)
  Purchases of marketable equity securities                                            (25.7)           (7.8)
  Sales of marketable equity securities                                                 17.9             4.2
  Other financial investments                                                            9.4             5.5
  Real estate projects and investments                                                   3.9            26.1
  Power projects                                                                       (40.8)           (5.5)
  Other                                                                                 (7.7)          (10.4)
                                                                                -------------    ------------
  Net cash used in investing activities                                               (128.0)          (67.6)
                                                                                -------------    ------------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                            2,533.3           523.5
    Long-term debt                                                                         -           104.6
    Common stock                                                                         1.5             9.6
  Repayments of short-term borrowings                                               (2,565.0)         (523.5)
  Reacquisitions of long-term debt                                                     (98.2)         (128.8)
  Common stock dividends paid                                                          (62.8)          (62.7)
  Other                                                                                 (3.3)           (2.3)
                                                                                -------------    ------------
  Net cash used in financing activities                                               (194.5)          (79.6)
                                                                                -------------    ------------

Net (Decrease) Increase in Cash and Cash Equivalents                                   (24.5)          170.3
Cash and Cash Equivalents at Beginning of Period                                        92.7           173.7
                                                                                -------------    ------------
Cash and Cash Equivalents at End of Period                                            $ 68.2         $ 344.0
                                                                                =============    ============

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                                        $ 62.4          $ 51.6
    Income taxes paid                                                                 $  8.0          $  1.0


See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2000             1999
                                                                                 -------------    -------------
                                                                                          (In Millions)
Revenues
  Electric                                                                            $ 524.6          $ 513.0
  Gas                                                                                   195.1            192.8
  Nonregulated                                                                            1.0            277.6
                                                                                 -------------    -------------
  Total revenues                                                                        720.7            983.4

Operating Expenses
  Electric fuel and purchased energy                                                    119.4            121.1
  Gas purchased for resale                                                              103.0            102.1
  Operations                                                                            132.9            135.3
  Maintenance                                                                            44.7             48.9
  Nonregulated - selling, general, and administrative                                     0.6            227.4
  Depreciation and amortization                                                         126.1             90.3
  Taxes other than income taxes                                                          60.1             60.2
                                                                                 -------------    -------------
  Total operating expenses                                                              586.8            785.3
                                                                                 -------------    -------------
Income From Operations                                                                  133.9            198.1

Other Income (Expense)
  Allowance for equity funds used during construction                                     0.7              1.7
  Equity in earnings of Safe Harbor Water Power Corporation                               1.2              1.3
  Net other expense                                                                       1.4             (3.8)
                                                                                 -------------    -------------
  Total other income (expense)                                                            3.3             (0.8)
                                                                                 -------------    -------------
Income Before Fixed Charges and Income Taxes                                            137.2            197.3

Fixed Charges
  Interest expense (net)                                                                 48.7             62.4
  Capitalized interest                                                                      -             (0.3)
  Allowance for borrowed funds used during construction                                  (1.2)            (0.9)
                                                                                 -------------    -------------
  Total fixed charges                                                                    47.5             61.2
                                                                                 -------------    -------------
Income Before Income Taxes                                                               89.7            136.1

Income Taxes
  Current                                                                                57.8             49.6
  Deferred                                                                              (20.3)             2.5
  Investment tax credit adjustments                                                      (2.0)            (2.2)
                                                                                 -------------    -------------
  Total income taxes                                                                     35.5             49.9
                                                                                 -------------    -------------

Net Income                                                                               54.2             86.2
Preference Stock Dividends                                                                3.3              3.4
                                                                                 -------------    -------------
Earnings Applicable to Common Stock                                                    $ 50.9           $ 82.8
                                                                                 =============    =============

Consolidated Statements of Comprehensive Income (Unaudited)
                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                      2000             1999
                                                                                 -------------    -------------
                                                                                          (In Millions)

Net Income                                                                             $ 54.2           $ 86.2
Other comprehensive income (loss), net of taxes                                             -             (3.2)
                                                                                 -------------    -------------
Comprehensive Income                                                                   $ 54.2           $ 83.0
                                                                                 =============    =============

See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                               March 31,           December 31,
                                                                                 2000*                 1999
                                                                             --------------       ---------------
                                                                                         (In Millions)


Assets
  Current Assets
    Cash and cash equivalents                                                       $ 20.0                $ 23.5
    Accounts receivable (net of allowance for uncollectibles
      of $13.0 and $13.0 respectively)                                               294.8                 316.1
    Fuel stocks                                                                       69.6                  94.9
    Materials and supplies                                                           138.6                 139.1
    Prepaid taxes other than income taxes                                             33.9                  72.4
    Other                                                                              7.2                   9.0
                                                                             --------------       ---------------
    Total current assets                                                             564.1                 655.0

  Investments and Other Assets
    Nuclear decommissioning trust fund                                               222.7                 217.9
    Net pension asset                                                                 99.3                  99.8
    Safe Harbor Water Power Corporation                                               34.5                  34.5
    Other                                                                             62.6                  61.6
                                                                             --------------       ---------------
    Total investments and other assets                                               419.1                 413.8

  Utility Plant
    Plant in service
      Electric                                                                     7,123.4               7,088.6
      Gas                                                                            970.2                 962.0
      Common                                                                         562.2                 569.5
                                                                             --------------       ---------------
      Total plant in service                                                       8,655.8               8,620.1
    Accumulated depreciation                                                      (3,522.1)             (3,466.1)
                                                                             --------------       ---------------
    Net plant in service                                                           5,133.7               5,154.0
    Construction work in progress                                                    241.1                 222.3
    Nuclear fuel (net of amortization)                                               123.4                 133.8
    Plant held for future use                                                         12.9                  13.0
                                                                             --------------       ---------------
    Net utility plant                                                              5,511.1               5,523.1

  Deferred Charges
    Regulatory assets (net)                                                          580.4                 637.4
    Other                                                                             59.4                  43.3
                                                                             --------------       ---------------
    Total deferred charges                                                           639.8                 680.7
                                                                             --------------       ---------------

Total Assets                                                                     $ 7,134.1             $ 7,272.6
                                                                             ==============       ===============

* Unaudited

See Notes to Consolidated Financial Statements.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                               March 31,           December 31,
                                                                                 2000*                 1999
                                                                             --------------       ---------------
                                                                                        (In Millions)


Liabilities and Capitalization
  Current Liabilities
    Short-term borrowings                                                           $ 88.6               $ 129.0
    Current portion of long-term debt                                                543.9                 523.9
    Accounts payable                                                                 190.3                 222.8
    Customer deposits                                                                 41.6                  40.6
    Dividends declared                                                                 3.3                   3.3
    Accrued taxes                                                                     69.3                   9.2
    Accrued interest                                                                  43.2                  48.2
    Accrued vacation costs                                                            36.7                  35.7
    Other                                                                             36.8                  65.8
                                                                             --------------       ---------------
    Total current liabilities                                                      1,053.7               1,078.5

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                          1,010.4               1,032.0
    Postretirement and postemployment benefits                                       240.5                 231.0
    Deferred investment tax credits                                                  107.5                 109.6
    Decommissioning of federal uranium enrichment facilities                          27.2                  27.2
    Other                                                                             41.4                  42.9
                                                                             --------------       ---------------
    Total deferred credits and other liabilities                                   1,427.0               1,442.7

  Long-term Debt
    First refunding mortgage bonds of BGE                                          1,321.7               1,321.7
    Other long-term debt of BGE                                                    1,068.9               1,135.8
    Company obligated mandatorily redeemable trust preferred
        securities of subsidiary trust holding solely 7.16% debentures of BGE        250.0                 250.0
    Long-term debt of nonregulated businesses                                         32.0                  33.0
    Unamortized discount and premium                                                 (10.1)                (10.6)
    Current portion of long-term debt                                               (543.9)               (523.9)
                                                                             --------------       ---------------
    Total long-term debt                                                           2,118.6               2,206.0

  Preference Stock Not Subject to Mandatory Redemption                               190.0                 190.0

  Common Shareholder's Equity
    Common stock                                                                   1,495.3               1,494.0
    Retained earnings                                                                849.5                 861.4
                                                                             --------------       ---------------
    Total common shareholder's equity                                              2,344.8               2,355.4
                                                                             --------------       ---------------
    Total capitalization                                                           4,653.4               4,751.4
                                                                             --------------       ---------------

Total Liabilities and Capitalization                                             $ 7,134.1             $ 7,272.6
                                                                             ==============       ===============

* Unaudited

See Notes to Consolidated Financial Statements.

              BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Statements of Cash Flows (Unaudited)

                                                                               Three Months Ended March 31,
                                                                            ---------------------------------
                                                                                2000               1999
                                                                            --------------     --------------
                                                                                     (In Millions)
Cash Flows From Operating Activities
  Net income                                                                       $ 54.2             $ 86.2
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                                   137.9              104.7
    Deferred income taxes                                                           (20.3)               2.5
    Investment tax credit adjustments                                                (2.0)              (2.2)
    Deferred fuel costs                                                               1.6                7.6
    Accrued pension and postemployment benefits                                       8.6               16.2
    Allowance for equity funds used during construction                              (0.7)              (1.7)
    Equity in earnings of affiliates and joint ventures (net)                           -               22.5
    Changes in assets from energy trading activities                                    -              (12.6)
    Changes in liabilities from energy trading activities                               -              (10.9)
    Changes in other current assets                                                  87.4               36.7
    Changes in other current liabilities                                             (4.4)              74.3
    Other                                                                            (6.7)              (2.4)
                                                                            --------------     --------------
  Net cash provided by operating activities                                         255.6              320.9
                                                                            --------------     --------------

Cash Flows From Investing Activities
  Utility construction expenditures (including AFC)                                 (79.8)             (73.4)
  Allowance for equity funds used during construction                                 0.7                1.7
  Nuclear fuel expenditures                                                          (0.7)              (1.6)
  Deferred energy conservation expenditures                                          (0.1)              (0.3)
  Contributions to nuclear decommissioning trust fund                                (4.4)              (4.4)
  Purchases of marketable equity securities                                             -               (7.8)
  Sales of marketable equity securities                                                 -                4.2
  Other financial investments                                                           -                5.5
  Real estate projects and investments                                                  -               26.1
  Power projects                                                                        -               (5.5)
  Other                                                                              (1.7)             (12.1)
                                                                            --------------     --------------
  Net cash used in investing activities                                             (86.0)             (67.6)
                                                                            --------------     --------------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                         1,118.3              523.5
    Long-term debt                                                                      -              104.6
    Common stock                                                                        -                9.6
  Repayments of short-term borrowings                                            (1,158.7)            (523.5)
  Reacquisition of long-term debt                                                   (67.9)            (128.8)
  Common stock dividends paid                                                       (62.8)             (62.7)
  Preference stock dividends paid                                                    (3.3)              (3.4)
  Other                                                                               1.3               (2.3)
                                                                            --------------     --------------
  Net cash used in financing activities                                            (173.1)             (83.0)
                                                                            --------------     --------------

Net (Decrease) Increase in Cash and Cash Equivalents                                 (3.5)             170.3
Cash and Cash Equivalents at Beginning of Period                                     23.5              173.7
                                                                            --------------     --------------
Cash and Cash Equivalents at End of Period                                         $ 20.0            $ 344.0
                                                                            ==============     ==============

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                                     $ 52.6             $ 51.6
    Income taxes paid                                                              $  6.5             $  1.0

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

Our interim financial statements on the previous pages reflect all adjustments that Management believes are necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature.

Holding Company Formation
-------------------------
On April 30, 1999, Constellation Energy(R) Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE(R)) and Constellation(R) Enterprises, Inc. Constellation Enterprises was previously owned by BGE. BGE's outstanding common stock automatically became shares of common stock of Constellation Energy. BGE's debt securities, obligated mandatorily redeemable trust preferred securities, and preference stock remain securities of BGE.


Basis of Presentation
---------------------
This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. The consolidated financial statements of Constellation Energy include the accounts of Constellation Energy, BGE and its subsidiaries, Constellation Enterprises, Inc. and its subsidiaries, and Constellation Nuclear, LLC and its subsidiaries. The consolidated financial statements of BGE include the accounts of BGE, District Chilled Water General Partnership (ComfortLink), and BGE
Capital Trust I. As Constellation Enterprises and its subsidiaries were subsidiaries of BGE prior to April 30, 1999, they are included in the consolidated financial statements of BGE through that date.

References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. Reference in this report to the "utility business" is to BGE.

Deregulation of Electric Generation
-----------------------------------
On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. In addition, on November 10, 1999, the Maryland Public Service Commission (Maryland PSC) issued a Restructuring Order that resolved the major issues surrounding electric restructuring. We discuss the Restructuring Order further in the Electric Restructuring section of Management's Discussion and Analysis on page 20.


Information by Operating Segment
--------------------------------
In 1999, we reported three operating segments -- Electric, Gas, and Energy Services. In response to the deregulation of electric generation, we are realigning our organization, combining our wholesale power marketing business with our domestic plant development and operations to form a merchant energy business.

In 2000, we revised our operating segments to reflect the recent and anticipated realignments of our organization. Our new reportable operating segments are -- Regulated Electric, Regulated Gas, and Domestic Wholesale Energy. We have restated certain prior period information for comparative purposes based on our new reportable operating segments.

o Our regulated electric business generates, purchases, and sells electricity in a regulated environment,
o Our regulated gas business purchases, transports, and sells natural gas in a regulated environment, and
o   Our nonregulated domestic wholesale energy business:
      -  develops, owns, and operates domestic power projects,
      -  provides power marketing and risk management services, and
      -  provides nuclear consulting services.

Until July 1, 2000, the financial results of the electric generation portion of our business will be included in our regulated electric segment. However, at that date, we will include the financial results of electric generation in the domestic wholesale energy segment.

Our remaining nonregulated businesses:

o     develop, own, and operate international power projects,
o     provide energy products and services,
o sell and service electric and gas appliances, and heating and air conditioning systems, engage in home improvements, and sell natural gas through mass marketing efforts,
o     provide cooling services,
o     engage in financial investments, and
o     develop, own and manage real estate and senior-living facilities.


                                                       Domestic
                           Regulated    Regulated     Wholesale        Other       Unallocated
                           Electric        Gas          Energy      Nonregulated    Corporate
                           Business     Business       Business      Businesses     Items (a)     Eliminations   Consolidated
                          ------------ ------------ ------------- --------------- -------------- ------------- ---------------

For the three months ended March 31,                                           (in millions)

2000
----
Unaffiliated revenues        $ 524.4      $ 194.5        $ 90.9       $ 182.4          $   -         $    -        $ 992.2
Intersegment revenues            0.2          0.6            -            6.7              -            (7.5)           -
                           ---------- ------------- ------------- --------------- -------------- ------------- ---------------
Total revenues                 524.6        195.1          90.9         189.1              -            (7.5)        992.2
Net income                      30.8         20.3          19.2           1.8              -              -           72.1

1999
----
Unaffiliated revenues        $ 513.0      $ 192.8        $ 56.2      $  221.4          $   -        $     -        $ 983.4
Intersegment revenues            0.4          2.1            -            0.6              -            (3.1)           -
                           ---------- ------------- ------------- --------------- -------------- ------------- ---------------
Total revenues                 513.4        194.9          56.2         222.0              -            (3.1)        983.4
Net income                      46.4         21.6          14.0           0.5              -             0.3          82.8

At March 31, 2000
-----------------
Segment assets              $6,193.8        896.4       1,322.4       1,247.8            (6.5)         (26.3)     $9,627.6

At December 31, 1999
--------------------
Segment assets              $6,312.6        915.3       1,206.1       1,226.7            37.0          (13.9)     $9,683.8


(a) We do not allocate certain items presented in the table for Constellation Energy Group and a holding company for our nonregulated businesses.

Financing Activity
------------------
Constellation Energy
--------------------
As discussed on page 11, effective April 30, 1999, BGE's outstanding common stock automatically became shares of common stock of Constellation Energy. During the period from January 1, 2000 through the date of this report, we issued a total of 146,400 shares of common stock, without par value, under our Continuous Offering Program for Stock. Net proceeds were about $5.0 million.

Constellation Energy issued the following medium-term notes during the period from January 1, 2000 through the date of this report:

                                          Date     Net
                               Principal  Issued  Proceeds
                               ---------  ------  --------
                                      (In millions)

7 7/8% Notes due 2005           $300       4/00   $297.5
Floating Rate Notes due 2003     200       4/00    199.3

In June 1999, Constellation Energy arranged a $135 million revolving credit agreement for short-term financial needs, including letters of credit. As of the date of this report, letters of credit totaling $23.9 million were issued under this facility. Also, letters of credit totaling $5.2 million were issued under another line of credit.

Constellation Energy has issued guarantees in an amount up to $99.7 million related to credit facilities and contractual performance of certain of its nonregulated subsidiaries. However, the actual subsidiary liabilities related to these guarantees totaled $33.0 million at March 31, 2000.

BGE and Nonregulated Businesses
-------------------------------
Please refer to the Funding for Capital Requirements section of Management's Discussion and Analysis on page 30 for information about the debt of BGE and our nonregulated businesses.

In the future, BGE may purchase some of its long-term debt or preference stock in the market. This will depend on market conditions and BGE's capital structure, including the mix of secured and unsecured debt.

Commitments
-----------
Some of our nonregulated businesses have committed to contribute additional capital and to make additional loans to some affiliates, joint ventures, and partnerships in which they have an interest. At the date of this report, the total amount of investment requirements committed to by our nonregulated businesses was $213.6 million. This amount includes $19.5 million for our domestic wholesale energy business' remaining commitment to Orion Power Holdings, Inc. To date, our domestic wholesale energy business has funded $205.5 in equity to Orion.

Environmental Matters
---------------------
Clean Air
---------
The Clean Air Act of 1990 contains two titles designed to reduce emissions of sulfur dioxide and nitrogen oxide (NOx) from electric generating stations - Title IV and Title I.

Title IV addresses emissions of sulfur dioxide. Compliance is required in two phases:

o Phase I became effective January 1, 1995. We met the requirements of this phase by installing flue gas desulfurization systems, switching fuels, and retiring some units.
o Phase II became effective January 1, 2000. We met the compliance requirements through a combination of switching fuels and allowance trading.

We will meet the ongoing compliance requirements through a combination of switching fuels and allowance trading.

Title I addresses  emissions of NOx. The Maryland  Department of the Environment
(MDE) issued regulations, effective October 18, 1999, which required up to 65% NOx emissions reductions by May 1, 2000. We entered into a settlement agreement with the MDE since we could not meet this deadline. Under the terms of the settlement agreement, BGE will install emissions reduction equipment at two sites by May 2002. In the meantime, we are taking steps to control NOx emissions at our generating plants.

The Environmental Protection Agency (EPA) issued a final rule in September 1998 that required up to 85% NOx emissions reduction by 22 states including Maryland and Pennsylvania. Maryland expects to meet the requirements of the rule by 2003. The emissions reduction equipment installations discussed above will allow us to meet these requirements.

We currently estimate that the controls needed at our generating plants to meet the MDE's 65% NOx emission reduction requirements will cost approximately $135 million. Through the date of this report, we have spent approximately $60 million to meet the 65% reduction requirements. We estimate the additional cost for the EPA's 85% reduction requirements to be approximately $35 million by the end of 2002.

In July 1997, the EPA published new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone attainment. In 1999, these new standards were successfully challenged in court. The EPA is expected to appeal the 1999 court rulings to the Supreme Court. While these standards may require increased controls at our fossil generating plants in the future, implementation, if required, would be delayed for several years. We cannot estimate the cost of these increased controls at this time because the states, including Maryland and Pennsylvania, still need to determine what reductions in pollutants will be necessary to meet the EPA standards.

Waste Disposal
--------------
The EPA and several state agencies have notified us that we are considered a potentially responsible party with respect to the cleanup of certain environmentally contaminated sites owned and operated by others. We cannot estimate the cleanup costs for all of these sites.

We can, however, estimate that our current 15.43% share of the reasonably possible cleanup costs at one of these sites, Metal Bank of America, a metal reclaimer in Philadelphia, could be as much as $4.9 million higher than amounts we have recorded as a liability on our Consolidated Balance Sheets. This estimate is based on a Record of Decision issued by the EPA.

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

Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the MDE that requires us to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. We submitted the required remedial action plans and they were approved by the MDE. Based on the remedial action plans, the costs we consider to be probable to remedy the contamination are estimated to total $47 million. We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts we recovered from insurance companies, as a regulatory asset. We discuss this further in Note 5 of our 1999 Annual Report on Form 10-K. Through the date of this report, we have spent approximately $34 million for remediation at this site.

We are also required by accounting rules to disclose additional costs we consider to be less likely than probable, but still "reasonably possible" of being incurred at these sites. Because of the results of studies at these sites, it is reasonably possible that these additional costs could exceed the amount we recognized by approximately $14 million.

We do not expect the cleanup costs of the remaining sites to have a material effect on our financial results.

Our potential environmental liabilities and pending environmental actions are described further in our 1999 Annual Report on Form 10-K in Item 1. Business - Environmental Matters.


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

Insurance for Calvert Cliffs and Third Party Claims
---------------------------------------------------
For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from an industry mutual insurance company. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 12 weeks, we have insurance coverage for replacement power costs up to $490.0 million per unit, provided by an industry mutual insurance company. This amount can be reduced by up to $98.0 million per unit if an outage at both units of the plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual insurance company, all policyholders could be assessed, with our share being up to $19.1 million.

In addition we, as well as others, could be charged for a portion of any third party claims associated with a nuclear incident at any commercial nuclear power plant in the country. At the date of this report, the limit for third party claims from a nuclear incident is $9.54 billion under the provisions of the Price Anderson Act. If third party claims exceed $200 million (the amount of primary insurance), our share of the total liability for third party claims could be up to $176.2 million per incident. That amount would be payable at a rate of $20 million per year.

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

o Nuclear worker claims reported on or after January 1, 1998 are covered by a new insurance policy with an annual industry aggregate limit of $200 million for radiation injury claims against all those insured by this policy.

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

Recoverability of Electric Fuel Costs
-------------------------------------
Until July 1, 2000, we will continue to recover our cost of fuel and purchased energy through the electric fuel rate as long as the Maryland PSC finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. To do this, the Maryland PSC will evaluate the performance of our generating plants, and will determine if we used all reasonable and cost-effective maintenance and operating control procedures. We discuss this further in Note 10 of our 1999 Annual Report on Form 10-K.

The two units at Calvert Cliffs use the cheapest fuel. As a result, the costs of replacement energy associated with outages at these units can be significant. We cannot estimate the amount of replacement energy costs that could be challenged or disallowed in future fuel rate proceedings, but such amounts could be material.

Under the terms of the Restructuring Order, BGE's electric fuel rate clause will be discontinued effective July 1, 2000. Any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause will be collected from our customers over a period to be determined by the Maryland PSC. At March 31, 2000, the amount to be collected from customers was $60.3 million.


California Power Purchase Agreements
------------------------------------
Constellation Power, Inc. and subsidiaries and Constellation Investments, Inc. (whose power projects are managed by Constellation Power) have $295.8 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Under these agreements, the projects supply electricity to utility companies at:

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

We use the term "transitioned" to describe when the 10-year periods for fixed energy rates have expired for these power generation projects and they began supplying electricity at variable rates. The three remaining projects that have not transitioned will do so by December 2000.

The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. Once the remaining projects have transitioned to variable rates, we expect the revenues from those projects also to be lower than they are under fixed rates.

We discuss the earnings for these projects in the Nonregulated Businesses section of Management's Discussion and Analysis on page 26.

Other Nonregulated Businesses
-----------------------------
We discuss our other nonregulated businesses' activities further in the Nonregulated Businesses section of Management's Discussion and Analysis on page 26.

Item 2. Management's Discussion

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------
On April 30, 1999, Constellation Energy(R) Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE(R)) and Constellation(R) Enterprises, Inc. Constellation Enterprises was previously owned by BGE.

In response to the deregulation of electric generation, we are realigning our organization, combining our wholesale power marketing business with our domestic plant development and operations to form a merchant energy business. In 2000, we revised our operating segments to reflect the recent and anticipated realignments of our organization, as presented in the Notes to Consolidated Financial Statements on page 11.

Constellation Energy's subsidiaries primarily include BGE and a domestic wholesale energy business focused mostly on power marketing and merchant generation in North America.

BGE is a regulated electric and gas public utility company with a service territory in the City of Baltimore and all or part of ten counties in Central Maryland.

Our domestic wholesale energy segment includes the:

o    wholesale power marketing of Constellation Power Source,(TM)Inc.,
o domestic power projects of Constellation Power,(TM)Inc., and subsidiaries and Constellation Investments,(TM) Inc., and
o    nuclear consulting services of Constellation Nuclear,(TM)LLC.

Until July 1, 2000, the financial results of the electric generation portion of our business will be included in BGE's regulated electric segment. However, at that date, we will include the financial results of electric generation in the domestic wholesale energy segment.

As a result of the deregulation of electric generation, we recently formed two nonregulated subsidiaries, Calvert Cliffs, Inc. and Constellation Generation, Inc. On or about July 1, 2000, and upon receipt of all regulatory approvals, we expect BGE to transfer, at book value, certain generation assets and liabilities to these entities. We will include these entities in our domestic wholesale energy segment.


Our remaining nonregulated businesses include the:

o    international   power   projects  of   Constellation   Power,   Inc.,   and
     subsidiaries,
o    energy products and services of Constellation Energy Source,(TM)Inc.,
o home products, commercial building systems, and residential and small commercial gas retail marketing of BGE Home Products & Services,(TM)Inc. and subsidiaries,
o general partnership, in which BGE is a partner, of District Chilled Water General Partnership (ComfortLink(R)) that provides cooling services for commercial customers in Baltimore,
o    financial investments of Constellation Investments, Inc., and
o real estate and senior-living facilities of Constellation Real Estate Group,(TM)Inc.

This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. The consolidated financial statements of Constellation Energy include the accounts of Constellation Energy, BGE and its subsidiaries, Constellation Enterprises, Inc. and its subsidiaries, and Constellation Nuclear, LLC and its subsidiaries. The consolidated financial statements of BGE include the accounts of BGE, ComfortLink, and BGE Capital Trust I. As Constellation Enterprises and its subsidiaries were subsidiaries of BGE prior to April 30, 1999, they are included in the consolidated financial statements of BGE through that date.

References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. Reference in this report to the "utility business" is to BGE.

In this discussion and analysis, we explain the general financial condition and the results of operations for Constellation Energy and BGE including:

o    what factors affect our business,
o    what our earnings and costs were in the periods presented,
o    why earnings and costs changed between periods,
o    where our earnings came from,
o    how all of this affects our overall financial condition,
o what we expect our expenditures for capital projects to be in the future, and
o    where we expect to get cash for future capital expenditures.

As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters ended March 31, 2000 and 1999. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis is important in making decisions about your investments in Constellation Energy and/or BGE.

Also, this discussion and analysis is based on the operation of the electric generation portion of our utility business under current rate regulation. Our electric business will change significantly beginning July 1, 2000 as we enter into the retail customer choice for electric generation and our generation assets are transferred to nonregulated subsidiaries of Constellation Energy. Accordingly, the results of operations and financial condition described in this discussion and analysis are not necessarily indicative of future performance.

Strategy
--------
The change toward customer choice will significantly impact our business going forward. In response to this change, we regularly evaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory change. Currently, the majority of our earnings are from BGE. In the future, we expect to derive almost two-thirds of our earnings from competitive markets that are not limited by franchise boundaries.

While BGE will continue to be regulated and deliver electricity and natural gas through its core distribution business, our growth strategies center on the nonregulated domestic wholesale energy market with the objective of providing new sources of earnings. As a result of our concentration on domestic merchant energy, we decided to exit the international portion of our business in 1999. We expect to complete our exit strategy by the end of 2000.

In addition, we might consider one or more of the following strategies:

o the complete or partial separation of our transmission and distribution functions,
o    the construction, purchase, or sale of generation assets,
o    mergers or acquisitions of utility or non-utility businesses, and
o    spin-off or sale of one or more businesses.

We cannot predict whether any of the strategies described above may actually occur, or what their effect on our financial results or competitive position might be. However, with the shift toward customer choice, competition, and the growth of our nonregulated subsidiaries, various factors will affect our financial results in the future. These factors include, but are not limited to, operating our currently regulated generation assets in a deregulated market beginning July 1, 2000 without the benefit of a fuel rate adjustment clause, the loss of revenues due to customers choosing alternative suppliers, higher volatility of earnings and cash flows, and increased financial requirements of our nonregulated subsidiaries. Please refer to the Forward-Looking Statements section on page 33 for additional factors.

Also, these results will not be indicative of the future performance of BGE once BGE transfers all of its generation to nonregulated subsidiaries of Constellation Energy. The impact of such transfer on BGE's financial results will be material. The total assets, liabilities, and common shareholders' equity of Constellation Energy will not change as a result of the transfer.

Current Issues
--------------
Competition - Electric
----------------------
Electric utilities are facing competition on various fronts, including:

o    the   construction  of  generating  units  to  meet  increased  demand  for electricity,
o    the sale of electricity in bulk power markets,
o    competing with alternative energy suppliers, and
o    electric sales to retail customers.

On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. In addition, on November 10, 1999, the Maryland PSC issued a Restructuring Order that resolved the major issues surrounding electric restructuring. These matters are discussed further in the Electric Restructuring section on page 20 and in Note 4 of our 1999 Annual Report on Form 10-K.

As a result of the deregulation of BGE's electric generation, no earlier than July 1, 2000, and upon receipt of all regulatory approvals, we expect that BGE will transfer, at book value, its nuclear generating assets and its nuclear decommissioning trust fund to Calvert Cliffs, Inc. In addition, we expect that BGE will transfer, at book value, its fossil generating assets and its partial ownership interest in two coal plants and a hydroelectric plant located in Pennsylvania to Constellation Generation, Inc. In total, these generating assets represent about 6,240 megawatts of generation capacity with a total projected net book value at June 30, 2000 of approximately $2.4 billion.

As of the date of this  report,  we have  received  approvals  from the  Federal
Energy Regulatory Commission (FERC) and the Pennsylvania Public Utility Commission to transfer these assets. We are awaiting approvals from the Nuclear Regulatory Commission (NRC) and the Maryland PSC.

Currently, we expect BGE to transfer approximately $47 million to Calvert Cliffs, Inc. and $231 million to Constellation Generation, Inc. of tax-exempt debt related to the transferred assets. Also, Constellation Generation, Inc. will issue approximately $426 million in unsecured promissory notes to BGE. BGE will exclusively use repayments of the notes by Constellation Generation, Inc. to service certain BGE long-term debt.

In our 1999 Annual Report on Form 10-K, we reported that BGE would receive approximately $1.1 billion in unsecured promissory notes. However, due to the Internal Revenue Service's determination that the issuance of certain unsecured notes would not qualify as a tax-free transaction, we have reduced the amount of unsecured promissory notes.

BGE will also transfer equity associated with the generating assets to Calvert Cliffs, Inc. and Constellation Generation, Inc. The fossil fuel and nuclear fuel inventories, materials and supplies, and certain purchased power contracts of BGE will also be assumed by these subsidiaries.

We present pro-forma financial statements for BGE as an exhibit to this Quarterly Report on Form 10-Q (Exhibit 99). The information provided above and in the pro-forma financial statements have been prepared using information available at the date of this report. As a result, certain amounts are preliminary in nature and therefore, are subject to change.

Under the Restructuring Order, BGE will provide standard offer service to customers at fixed rates over various time periods during the transition period for those customers that do not choose an alternate supplier once customer choice begins July 1, 2000. In addition, the electric fuel rate will be discontinued effective July 1, 2000. Constellation Power Source will provide BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. Standard offer service will be competitively bid thereafter.

Constellation Power Source will obtain the energy and capacity to supply BGE's standard offer service obligations from Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) and BGE's former fossil plants and purchased power contracts, supplemented with energy purchased from the wholesale energy market as necessary. Our earnings will be exposed to the risks of the competitive wholesale electricity market to the extent that Constellation Power Source has to purchase energy and/or capacity or generate energy to meet obligations to supply power to BGE at market prices or costs, respectively, which may approach or exceed BGE's standard offer service rates. We will also be affected by operational risk, that is, the risk that a generating plant is not available to produce energy when the energy is required.

Until July 1, 2000, BGE will continue to recover its cost of fuel and purchased energy through the electric fuel rate as long as the Maryland PSC finds that, among other things, we have kept the productive capacity of our generating plants at a reasonable level. After July 1, 2000, any energy purchased to meet BGE's load commitments will become a cost of doing business in the newly competitive marketplace. Therefore, if BGE provides standard offer service at fixed rates to its customers that do not select an alternative provider as required under the terms of the Restructuring Order, and the load demand exceeds our capacity to supply energy due to a plant outage, Constellation Power Source would be required to purchase additional power in the wholesale energy market. If the price of obtaining energy in the wholesale market exceeds the fixed standard offer service price, our earnings would be adversely affected. Imbalances in demand and supply can occur not only because of plant outages, but also because of transmission constraints or due to extreme temperatures (hot or cold) causing demand to exceed available supply.

We cannot estimate the impact of the increased financial risks associated with the transition to customer choice. However, these financial risks could have a material impact on our, and BGE's, financial results.

Competition - Gas
-----------------
Currently, no regulation exists for the wholesale price of natural gas as a commodity, and the regulation of interstate transmission at the federal level has been reduced. All BGE gas customers have the option to purchase gas from other suppliers.

Early Retirement Program
------------------------
In recognition of the changing business environment, in 1999 our Board of Directors approved a Targeted Voluntary Special Early Retirement Program (TVSERP) to provide enhanced early retirement benefits to certain eligible participants in targeted jobs that elect to retire on June 1, 2000.

In March 2000, BGE recorded approximately $6.3 million for employees electing the program through March 31, 2000. BGE recorded approximately $2.1 million of this amount on its balance sheet as a regulatory asset of its gas business. The remaining $4.2 million related to its electric business was charged to expense. We estimate that we will record an additional $6 million in the second quarter 2000 for the employees that accepted the program subsequent to March 31, 2000, but before April 14, 2000, the closing of the acceptance period. Of this amount, approximately $5 million relates to our electric business and approximately $1 million relates to our gas business. We discuss the impact of the TVSERP on our financial results in the Results of Operations section below.

Calvert Cliffs License Extension
--------------------------------
On March 23, 2000, the NRC approved a 20-year license extension for both units of Calvert Cliffs, extending the license for Unit 1 to 2034 and for Unit 2 to 2036.

On April 11,  2000 the  United  States  Court of  Appeals  for the  District  of
Columbia Circuit, in National Whistleblowers Center v. Nuclear Regulatory Commission and Baltimore Gas and Electric Company, upheld the NRC's denial of the Center's motion to intervene in BGE's license renewal proceeding. The NRC had denied the Center's motion to intervene for failing to file timely contentions.

Regional Transmission Organizations
-----------------------------------
In December 1999, the FERC issued Order 2000, amending its regulations under the Federal Power Act to advance the formation of Regional Transmission Organizations (RTOs). The regulations require that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in an RTO. FERC also identified the minimum characteristics and functions that a transmission entity must satisfy in order to be considered an RTO.

According to the Order, a public utility that is a member of an existing transmission entity that has been approved by FERC as in conformance with the Independent System Operator (ISO) principles set forth in the FERC Order No. 888, such as BGE, through its membership in the Pennsylvania-New Jersey-Maryland Interconnection (PJM), must make a filing no later than January 15, 2001. That filing must explain the extent to which the transmission entity in which it participates meets the minimum characteristics and functions of an RTO, and either propose to modify the existing institution to the extent necessary to become an RTO, or explain the efforts, obstacles, and plans with respect to conforming to these characteristics and functions.

As a member of the PJM, an existing ISO, BGE does not expect to be materially impacted by the Order. However, BGE, along with other members of the PJM, is appealing certain aspects of the Order. We cannot determine the full impact of the Order at this time.

Results of Operations for the Quarter Ended March 31, 2000 Compared with the Same Period of 1999
--------------------------------------------------------------------------------
In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments.

Overview
--------
Total Earnings Per Share of Common Stock
----------------------------------------
                                      Quarter Ended
                                         March 31
                              --------------------------
                                  2000          1999
                              ------------   -----------
Utility business...........       $ .36         $ .45
Nonregulated businesses....         .14           .10
                              ------------  ------------
Total earnings per share
   before nonrecurring
   charge included in
   operations .............         .50           .55
Nonrecurring charge included
   in operations:
   TVSERP..................        (.02)           -
                              ------------  ------------
Total earnings per                $ .48         $ .55
   share ..................   ============  ============

Quarter Ended March 31, 2000
----------------------------
Our total earnings for the quarter ended March 31, 2000 decreased $10.7 million, or $ .07 per share, compared to the same period of 1999. Our total earnings decreased because we had lower earnings from our utility business before nonrecurring charges and we recorded a $4.2 million, or $2.5 million after-tax, expense for employees that elected to participate in a Targeted Voluntary Special Early Retirement Program (TVSERP) through March 31, 2000. This decrease was partially offset by higher earnings from our nonregulated businesses.

In the first quarter of 2000, utility earnings before nonrecurring charges decreased compared to the same period of 1999 mostly due to the $37.5 million, or $22.7 million after-tax, amortization of the regulatory asset recorded for the reduction of BGE's generation plant as provided for under the Restructuring Order. This was partially offset by higher electric sales and lower operations and maintenance expenses.

We discuss our utility earnings, the Restructuring Order, and the TVSERP in more detail in the Utility Business section below.

In the first quarter of 2000, nonregulated earnings increased compared to the same period of 1999 mostly because of higher power marketing earnings from our domestic wholesale energy business. We discuss our nonregulated earnings in more detail in the Nonregulated Businesses section beginning on page 25.

Utility Business
----------------
Before we go into the details of our electric and gas operations, we believe it is important to discuss factors that have a strong influence on our utility business performance: electric restructuring, regulation by the Maryland PSC, the weather, and other factors, including the condition of the economy in our service territory.

Electric Restructuring
----------------------
On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the "Act") and accompanying tax legislation that will significantly restructure Maryland's electric utility industry and modify the industry's tax structure.

In the Restructuring Order discussed below, the Maryland PSC addressed the major provisions of the Act. The accompanying tax legislation is discussed in detail in Note 4 of our 1999 Annual Report on Form 10-K.

On November 10, 1999, the Maryland PSC issued a Restructuring Order that resolved the major issues surrounding electric restructuring, accelerated the timetable for customer choice, and addressed the major provisions of the Act. The Restructuring Order also resolved the electric restructuring proceeding (transition costs, customer price protections, and unbundled rates for electric services) and a petition filed in September 1998 by the Office of People's Counsel (OPC) to lower our electric base rates. The major provisions of the Restructuring Order are discussed below.

o All customers, except a few commercial and industrial companies that have signed contracts with BGE, will be able to choose their electric energy supplier beginning July 1, 2000. BGE will provide a standard offer service for customers that do not select an alternative supplier. In either case, BGE will continue to deliver electricity to all customers in areas traditionally served by BGE.
o BGE's current electric base rates are frozen at their current levels until July 1, 2000.
o BGE will reduce residential base rates by approximately 6.5%, on average about $54 million a year, beginning July 1, 2000. These rates will not change before July 2006.
o Commercial and industrial customers will have up to four service options that will fix electric energy rates and transition charges for a period that generally ranges from four to six years.
o    BGE's  electric  fuel rate clause will be  discontinued  effective  July 1,
     2000.
o Electric delivery service rates will be frozen for a four-year period for commercial and industrial customers. The generation and transmission components of rates will be frozen for different time periods depending on the service options selected by those customers.
o BGE will be allowed to recover $528 million after-tax of its potentially stranded investments and utility restructuring costs through a competitive transition charge on customers' bills. Residential customers will pay this charge for six years. Commercial and industrial customers will pay in a lump sum or over the four to six-year period, depending on the service option selected by each customer.
o Generation-related regulatory assets and nuclear decommissioning costs will be included in delivery service rates effective July 1, 2000 and will be recovered on a basis approximating their existing amortization schedules.
o Starting July 1, 2000, BGE will unbundle rates to show separate components for delivery service, transition charges, standard offer services (generation), transmission, universal service, and taxes.
o No earlier than July 1, 2000, and upon receipt of all regulatory approvals, BGE will transfer, at book value, its ten Maryland-based fossil and nuclear power plants and its partial ownership interest in two coal plants and a hydroelectric plant in Pennsylvania to nonregulated subsidiaries of Constellation Energy.
o BGE will reduce its generation assets, as discussed in Note 4 of our 1999 Annual Report on Form 10-K, by $150 million pre-tax during the period July 1, 1999 - June 30, 2000 to mitigate a portion of BGE's potentially stranded investments.
o Universal service will be provided for low-income customers without increasing their bills. BGE will provide its share of a statewide fund totaling $34 million annually.

We believe that the Restructuring Order provided sufficient details of the transition plan to competition for BGE's electric generation business to require BGE to discontinue the application of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation for that portion of its business. Accordingly, in the fourth quarter of 1999, we adopted the provisions of SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of FASB Statement No. 71 and Emerging Issues Task Force Consensus (EITF) No. 97-4, Deregulation of the Pricing of Electricity
- Issues Related to the Application of FASB Statements No. 71 and 101 for BGE's electric generation business. BGE's transmission and distribution business continues to meet the requirements of SFAS No. 71 as that business remains regulated. We describe the effect of applying these accounting requirements in
Note 4 of our 1999 Annual Report on Form 10-K.

In early December 1999, the Mid-Atlantic Power Supply Association (MAPSA), Trigen-Baltimore Energy Corporation, and Sweetheart Cup Company, Inc. filed appeals of the Restructuring Order. MAPSA also filed a motion to delay the implementation of the Restructuring Order pending a decision on the merits of the appeals by the court.

In April 2000, the court dismissed the appeal and motion filed by MAPSA. We believe that the remaining appeals are without merit. However, no assurances can be given as to the timing or outcome of these cases, and whether the outcome will have a material adverse effect on our, and BGE's, financial results.

Regulation by the Maryland PSC
------------------------------
Under traditional rate regulation that will continue for all of BGE's businesses except electric generation beginning July 1, 2000, the Maryland PSC determines the rates we can charge our customers. Currently, our rates consist of a "base rate," a "conservation surcharge," and a "fuel rate."

Base Rate
---------
The base rate is the rate the Maryland PSC allows us to charge our customers for the cost of providing them service, plus a profit. We have both an electric base rate and a gas base rate. Higher electric base rates apply during the summer when the demand for electricity is higher. Gas base rates are not affected by seasonal changes.

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

On November 17, 1999, BGE filed an application with the Maryland PSC to increase its gas base rates. We discuss this filing in the gas Base Rates section on page 24.

Conservation Surcharge
----------------------
The Maryland PSC allows us to include in electric and gas rates a component to recover money spent on conservation programs. This component is called a "conservation surcharge." However, under this surcharge the Maryland PSC limits what our profit can be. If, at the end of the year we have exceeded our allowed profit, we defer (include as a liability in our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) the excess in that year and we lower the amount of future surcharges to our customers to correct the amount of overage, plus interest. As a result of the Restructuring Order, the electric conservation surcharge was frozen at its current level and the associated profit limitation is no longer applicable.

Fuel Rate
---------
Currently, we charge our electric customers separately for the fuel we use to generate electricity (nuclear fuel, coal, gas, or oil) and for the net cost of purchases and sales of electricity. We charge the actual cost of these items to the customer with no profit to us. If these fuel costs go up, the Maryland PSC permits us to increase the fuel rate. If these costs go down, our customers benefit from a reduction in the fuel rate. The fuel rate is mostly impacted by the amount of electricity generated at Calvert Cliffs because the cost of nuclear fuel is cheaper than coal, gas, or oil.

Under the Restructuring Order, BGE's electric fuel rate is frozen at its current level until July 1, 2000, at which time the fuel rate clause will be discontinued. We will continue to defer the difference between our actual costs of fuel and energy and what we collected from customers under the fuel rate through June 30, 2000. After that date, earnings will be affected by the changes in the cost of fuel and energy. We discuss our exposure to market risk further in the Current Issues section on page 17. In addition, any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause will be collected from our customers over a period to be determined by the Maryland PSC. At March 31, 2000, the amount to be collected from customers was $60.3 million.

We charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the Gas Cost Adjustments section on page 24 and in Note 1 of our 1999 Annual Report on Form 10-K.

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

The Maryland PSC allows us to record a monthly adjustment to our gas business revenues to eliminate the effect of abnormal weather patterns. We discuss this further in the Weather Normalization section on page 24.

We show the number of heating degree days in the quarter ended March 31, 2000 and 1999, and the percentage change in the number of degree days between these periods in the following table:

                                     Quarter Ended
                                        March 31
                                 ----------------------
                                     2000        1999
                                 -----------  ---------

Heating degree days............     2,305      2,389
  Percent change from prior period        (3.5%)

Other Factors
-------------
Other factors, aside from weather, impact the demand for electricity and gas. These factors include the "number of customers" and "usage per customer" during a given period. We use these terms later in our discussions of electric and gas operations. In those sections, we discuss how these and other factors affected electric and gas sales during the periods presented.

The number of customers in a given period is affected by new home and apartment construction and by the number of businesses in our service territory. When customer choice for electric generation begins on July 1, 2000, a portion of BGE's electric customers will become delivery service customers only and will purchase their electricity from other sources. The remaining electric customers will receive standard offer service from BGE at the fixed rates provided by the Restructuring Order. Usage per customer refers to all other items impacting customer sales that cannot be measured separately. These factors include the strength of the economy in our service territory. When the economy is healthy and expanding, customers tend to consume more electricity and gas. Conversely, during an economic downtrend, our customers tend to consume less electricity and gas.

Utility Earnings Per Share of
Common Stock
------------
                                     Quarter Ended
                                       March 31
                             ------------------------
                                 2000         1999
                             ------------  ----------
 Regulated electric business    $ .22        $ .31
 Regulated gas business ...       .14          .14
                             ------------ -----------
 Total utility earnings per
   share before nonrecurring
   charge included in
   operations .............       .36          .45
 Nonrecurring charge included
  in operations:
  TVSERP ..................      (.02)          -
                             ------------ -----------
 Total utility earnings
    per share .............     $ .34        $ .45
                             ============ ===========

Our utility earnings for the quarter ended March 31, 2000 decreased $16.9 million, or $.11 per share compared to the same period of 1999. We discuss the factors affecting utility earnings on page 23.

Regulated Electric Business
---------------------------
The discussion below reflects the operations of the electric generation portion of our utility business under current rate regulation by the Maryland PSC. Our electric business will change significantly beginning July 1, 2000 as we enter into retail customer choice for electric generation as discussed earlier in the Introduction and Current Issues sections.

Electric Revenues
-----------------
The changes in electric revenues in 2000 compared to 1999 were caused by:

                                     Quarter Ended
                                        March 31
                                     2000 vs. 1999
                                    -------------
                                     (In millions)
Electric system sales volumes .....     $ 8.3
Base rates ........................       0.2
Fuel rates ........................       3.2
                                     ------------
Total change in electric revenues
  from electric system sales ......      11.7
Interchange and other sales .......      (1.2)
Other .............................       0.9
                                     ------------
Total change in electric revenues .    $ 11.4
                                     ============

Electric System Sales Volumes
-----------------------------
"Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

The percentage changes in our electric system sales volumes, by type of customer, in 2000 compared to 1999 were:


                                   Quarter Ended
                                      March 31
                                   2000 vs. 1999
                                  --------------
Residential........................    3.1%
Commercial.........................    3.6
Industrial.........................   (1.9)

During the quarter ended March 31, 2000, we sold more electricity to residential customers due to higher usage per customer. We sold more electricity to commercial customers due to higher usage per customer and an increased number of customers. We sold less electricity to industrial customers mostly because usage by industrial customers decreased.

Base Rates
----------
During the quarter ended March 31, 2000, base rate revenues were about the same compared to the same period of 1999.


Fuel Rates
----------
During the quarter ended March 31, 2000, fuel rate revenues increased compared to the same period mostly because we sold more electricity.

Interchange and Other Sales
---------------------------
"Interchange and other sales" are sales in the PJM (Pennsylvania-New Jersey-Maryland) Interconnection energy market and to others. The PJM is an ISO that also operates a regional power pool with members that include many wholesale market participants, as well as BGE, and other utility companies. We sell energy to PJM members and to others after we have satisfied the demand for electricity in our own system.

During the quarter ended March 31, 2000, we had lower interchange and other sales compared to the same period of 1999 mostly because the increased demand for system sales reduced the amount of energy we had available for off-system sales.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                                 Quarter Ended
                                    March 31
                                2000        1999
                             -----------  ---------
                                  (In millions)
Actual costs................   $ 121.8    $ 127.2
Net deferral of costs under
   electric fuel rate clause      (3.2)      (6.1)
                             ----------- ----------
Total electric fuel and
   purchased energy
    expenses................   $ 118.6    $ 121.1
                             =========== ==========

Actual Costs
------------
During the quarter ended March 31, 2000, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others was lower compared to the same period of 1999 mostly because of lower purchased energy costs.

Electric Fuel Rate Clause
-------------------------
Under the electric fuel rate clause, we defer (include as an asset or liability on the Consolidated Balance Sheets and exclude from the Consolidated Statements of Income) the difference between our actual costs of fuel and energy and what we collect from customers under the fuel rate in a given period. We either bill or refund our customers that difference in the future. We discuss the calculation of the fuel rate and its future discontinuance in Note 1 of our 1999 Annual Report on Form 10-K.

During the quarter ended March 31, 2000, our actual costs of fuel and energy were higher than the fuel rate revenues we collected from our customers.

Electric Operations and Maintenance Expenses
--------------------------------------------
During the quarter ended March 31, 2000, electric operations and maintenance expenses decreased $5.2 million compared to 1999 mostly because of the timing of costs for the annual refueling outage at Calvert Cliffs and costs related to a major winter ice storm during 1999 that had a negative impact on earnings in that year. This decrease was partially offset by a $4.2 million expense for electric business employees that elected to participate in a Targeted Voluntary Special Early Retirement Program (TVSERP) through March 31, 2000. We estimate that we will record an additional $5 million of expense in the second quarter 2000 for any other electric business employees that elected to participate by the April 14, 2000 closing of the acceptance period for this program.

Electric Depreciation and Amortization Expense
----------------------------------------------
During the quarter ended March 31, 2000, electric depreciation and amortization expense increased $39.6 million compared to 1999 mostly because of the $37.5 million amortization of the regulatory asset for the reduction in generation plant provided for in the Restructuring Order.

Regulated Gas Business
----------------------
All BGE customers have the option to purchase gas from other suppliers. To date, customer choice has not had a material effect on our, and BGE's, financial results.

Gas Revenues
------------
The changes in gas revenues in 2000 compared to 1999 were caused by:


                                     Quarter Ended
                                       March 31
                                     2000 vs. 1999
                                     ------------
                                     (In millions)
Gas system sales volumes ..........     $ 4.0
Base rates ........................      (0.5)
Weather normalization .............      (2.8)
Gas cost adjustments ..............     (13.4)
                                     ------------
Total change in gas revenues from
   gas system sales ...............     (12.7)
Off-system sales ..................      14.1
Other .............................       0.3
                                     ------------
Total change in gas revenues ......     $ 1.7
                                     ============


Gas System Sales Volumes
------------------------
The percentage changes in our gas system sales volumes, by type of customer, in 2000 compared to 1999 were:

                                      Quarter Ended
                                         March 31
                                       2000 vs. 1999
                                 ----------------------
Residential........................        0.9%
Commercial.........................        4.2
Industrial.........................       (2.3)

During the quarter ended March 31, 2000, we sold about the same amount of gas to residential customers as we did during the same period of 1999. We sold more gas to commercial customers due to higher usage per customer and an increased number of customers. This was partially offset by milder winter weather. We sold less gas to industrial customers mostly because of milder winter weather, fewer customers, and decreased usage by Bethlehem Steel.

Base Rates
----------
During the quarter ended March 31, 2000, base rate revenues were about the same compared to the same period of 1999.

On November 17, 1999, we applied for a $36.3 million annual increase in our gas base rates. In May 2000, we received a proposed order from the Hearing Examiner for a $7.7 million annual increase. Currently, we are reviewing the proposed order and expect to appeal certain aspects of the order to the Maryland PSC. At the date of this report, we cannot estimate the amount of the final order, but we expect it will be significantly less than the amount requested. We expect the Maryland PSC to issue a final order in June 2000.

Weather Normalization
---------------------
The Maryland PSC allows us to record a monthly adjustment to our gas revenues to eliminate the effect of abnormal weather patterns on our gas system sales volumes. This means our monthly gas revenues are based on weather that is considered "normal" for the month and, therefore, are not affected by actual weather conditions.

Gas Cost Adjustments
--------------------
We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC. These clauses operate similarly to the electric fuel rate clause described in the Electric Fuel Rate Clause section on page 23. However, under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers, and does not significantly impact earnings.

Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas sales and are included in gas system sales volumes.

During the quarter ended March 31, 2000, gas cost adjustment revenues decreased compared to the same period of 1999 mostly because we sold less gas to customers.

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

During the quarter ended March 31, 2000, revenues from off-system gas sales increased compared to the same period of 1999 mostly because we sold more gas off-system at a higher price.

Gas Purchased For Resale Expenses
---------------------------------
                                     Quarter Ended
                                       March 31
                                    2000     1999
                                 --------- --------
                                    (In millions)
Actual costs....................   $106.1  $  93.2
Net (deferral) recovery  of costs
  under gas adjustment clauses..     (3.2)     8.9
                                 ------------------
Total gas purchased for
  resale expenses.............     $102.9   $102.1
                                 ==================

Actual Costs
------------
Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers.

During the quarter ended March 31, 2000, actual gas costs increased compared to the same period of 1999 mostly because we bought more gas for off-system sales.

Gas Adjustment Clauses
----------------------
We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under Gas Cost Adjustments earlier in this section.

During the quarter ended March 31, 2000, our actual gas costs were higher than the fuel rate revenues we collected from our customers.

Gas Operations and Maintenance Expenses
---------------------------------------
During the quarter ended March 31, 2000, gas operations and maintenance expenses decreased slightly compared to 1999.

Gas Depreciation and Amortization Expense
-----------------------------------------
During the quarter ended March 31, 2000, gas depreciation and amortization expense was about the same compared to 1999.

Nonregulated Businesses
-----------------------
Our nonregulated businesses engage primarily in domestic wholesale energy services as discussed in the Introduction section on page 16. We describe our nonregulated businesses in more detail in our 1999 Annual Report on Form 10-K in
Item 1. Business -- Diversified Businesses.

Nonregulated Earnings Per Share of Common Stock
-----------------------------------------------
                                       Quarter Ended
                                         March 31
                                      2000      1999
                                    -------- --------
  Domestic wholesale energy
    Power marketing.............      $ .09   $ .05
    Domestic power projects.....        .04     .04
                                    --------  --------
  Total domestic wholesale energy
    earnings per share..........        .13     .09
  Other nonregulated businesses
    earnings per share..........        .01     .01
                                   --------- --------
  Total nonregulated earnings
    per share..................       $ .14   $ .10
                                    =======   =======

Our total nonregulated earnings for the quarter ended March 31, 2000 increased $6.2 million, or $.04 per share, compared to the same period of 1999.

We discuss the factors affecting the earnings of our nonregulated businesses below.

Domestic Wholesale Energy
-------------------------
Power Marketing
---------------
During the quarter ended March 31, 2000, earnings from our power marketing business increased compared to the same period of 1999 mostly because of increased transaction volumes, partially offset by lower margins and increased operating expenses associated with the growth of the business.

Constellation Power Source uses the mark-to-market method of accounting. We discuss the mark-to-market method of accounting and Constellation Power Source's activities in more detail in Note 1 of our 1999 Annual Report on Form 10-K.

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

Constellation Power Source's management uses its best estimates to determine the fair value of commodity and derivative positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from power marketing and trading activities, and such variations could be material. Assets and liabilities from energy trading activities (as shown in our Consolidated Balance Sheets beginning on page 4) increased at March 31, 2000 compared to December 31, 1999 because of business growth during the period.

Domestic Power Projects
-----------------------
During the quarter ended March 31, 2000, earnings from our domestic power projects business were about the same compared to the same period of 1999.

California Power Purchase Agreements
------------------------------------
Constellation Power and subsidiaries and Constellation Investments have $295.8 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. During the quarter ended March 31, 2000, earnings from these projects were $6.9 million, or $.05 per share, compared to $8.0 million, or $.05 per share for the same period of 1999.

Under these agreements, the electricity rates change from fixed rates to variable rates beginning in 1996 and continuing through 2000. The projects which already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates.

At the date of this report, 11 projects had already transitioned to variable rates. The remaining three projects will transition in November and December 2000. The project that changed over during the quarter ended March 31, 2000 contributed $2.7 million, or $.02 per share to the earnings. Those changing over later in 2000 contributed $5.1 million, or $.03 per share to the earnings.

Our power projects business continues to pursue alternatives for some of these projects including:

o    repowering the projects to reduce operating costs,
o    changing fuels to reduce operating costs,
o    renegotiating the power purchase agreements to improve the terms,
o    restructuring financing to improve existing terms, and
o    selling its ownership interests in the projects.

We evaluate the carrying amount of our investment in these projects for impairment using the methodology discussed in Note 1 of our 1999 Annual Report of Form 10-K. Constellation Power's management uses its best estimates to determine if there has been an impairment of these investments and considers various factors including forward price curves for energy, fuel costs, and operating costs. However, it is possible that future estimates of market prices and project costs could vary from those used in evaluating these assets, and the impact of such variations could be material.

We also describe these projects and the transition process in the Notes to Consolidated Financial Statements on page 15.

In April 2000, Constellation Operating Services, Inc. (COSI), a subsidiary of Constellation Power, Inc., ended its exclusive arrangement with Orion Power Holdings, Inc. to operate Orion's facilities. Orion purchased from COSI the four subsidiary companies formed to operate power plants owned by Orion.

Other Nonregulated Businesses
-----------------------------
During the quarter ended March 31, 2000, earnings from our other nonregulated businesses were about the same compared to the same period of 1999. Earnings from our financial investments business were higher compared to the same period of 1999 mostly because of better market performance for its investments. This was primarily offset by lower earnings in our real estate and senior-living facilities business.

In December 1999, we decided to exit the international portion of our power projects business as part of our strategy to improve our competitive position. We expect to complete our exit strategy by the end of 2000. We discuss our strategy further in the Strategy section on page 17.

Most of Constellation Real Estate Group's real estate and senior-living projects are in the Baltimore-Washington corridor. The area has had a surplus of available land in recent years and as a result these projects have been economically hurt.

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

Cash flow from real estate and senior-living operations has not been enough to make the monthly loan payments on some of these projects. Cash shortfalls have been covered by cash obtained from the cash flows of, or additional borrowings by, other nonregulated subsidiaries.

We consider market demand, interest rates, the availability of financing, and the strength of the economy in general when making decisions about our real estate and senior-living projects. If we were to decide to sell our projects, we could have write-downs. In addition, if we were to sell our projects in the current market, we would have losses which could be material, although the amount of the losses is hard to predict. Depending on market conditions, we could also have material losses on any future sales.

Our current real estate and senior-living strategy is to hold each project until we can realize a reasonable value for it. Under accounting rules, we are required to write down the value of a project to market value in either of two cases. The first is if we change our intent about a project from an intent to hold to an intent to sell and the market value of that project is below book value. The second is if the expected cash flow from the project is less than the investment in the project.

Consolidated Nonoperating Income and Expenses
---------------------------------------------
Fixed Charges
-------------
During the quarter ended March 31, 2000, fixed charges were about the same compared to the same period of 1999.

Income Taxes
------------
During the quarter ended March 31, 2000, our total income taxes increased $2.1 million compared to the same period of 1999 mostly because we had higher taxable income from our nonregulated businesses and a $10.3 million increase at BGE as a result of comprehensive changes to the state and local tax laws. This was partially offset by lower taxable income from BGE. We discuss the comprehensive tax law changes in Note 4 of our 1999 Annual Report on Form 10-K.


Financial Condition
-------------------
Cash Flows
----------
                                      Quarter Ended
                                        March 31
                                 --------------------
                                    2000      1999
                                 ---------- ---------
                                     (In millions)
  Cash provided by (used in):

   Operating Activities           $ 298.0   $ 317.5
   Investing Activities            (128.0)    (67.6)
   Financing Activities            (194.5)    (79.6)

During the quarter ended March 31, 2000, we generated less cash from operations compared to the same period in 1999 mostly because of changes in working capital requirements.

During the quarter ended March 31, 2000, we used more cash for investing activities compared to the same period in 1999 mostly due to an increase in investment in our domestic power projects business and an increase in utility construction expenditures. In addition, our real estate and senior-living facilities business received less cash compared to the same period of 1999, due to the sale of a project in 1999. We did not have a similar sale in 2000.

During the quarter ended March 31, 2000, we used more cash for financing activities compared to the same period of 1999 mostly because our net short-term borrowings and long-term debt decreased compared to the same period of 1999.

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

                      Standard     Moody's   Duff & Phelps'
                      & Poors     Investors     Credit
                     Rating Group  Service     Rating Co.
                    ------------  ----------  -------------

Constellation Energy
--------------------
Unsecured Debt            A-         A3             A

BGE
---
Mortgage Bonds           AA-         A1            AA-
Unsecured Debt            A          A2             A+
Trust Originated
  Preferred Securities
  and Preference Stock    A-        "a2"           A



Capital Resources
-----------------
Our business requires a great deal of capital. Our estimated annual amounts for the years 2000 through 2002, are shown in the table on page 29. For the twelve months ended March 31, 2000, the ratio of earnings to fixed charges for Constellation Energy was 2.82. The ratio of earnings to fixed charges for BGE was 3.40 and the ratio of earnings to combined fixed charges and preferred and preference dividend requirements for BGE was 3.07.

We will continue to have cash requirements for:

o working capital needs including the payments of interest, distributions, and dividends,
o    capital expenditures, and
o    the retirement of debt and redemption of preference stock.

Capital requirements for 2000 through 2002 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table on page 29 because of a number of factors including:

o    regulation, legislation, and competition,
o    BGE load requirements,
o    environmental protection standards,
o    the type and number of projects selected for development,
o    the effect of market conditions on those projects,
o    the cost and availability of capital, and
o    the availability of cash from operations.

Our  estimates  are  also  subject  to  additional   factors.   Please  see  the
Forward-Looking Statements section on page 33.

No earlier than July 1, 2000, and upon receipt of all regulatory approvals, all of BGE's generation assets will be transferred to nonregulated subsidiaries of Constellation Energy. The discussion and table for capital requirements on page 29 include these generation assets as part of the utility's regulated electric business through June 30, 2000. After that date, the capital requirements are included in the domestic wholesale energy business.


                                                                             Calendar Year Estimates
                                                                        2000          2001            2002
                                                                     -----------   ----------     ---------
                                                                                   (In millions)
Utility Capital Requirements:
-----------------------------
Construction expenditures (excluding AFC):
   Regulated Electric:
           Generation (including nuclear fuel)                           $65              $ -            $-
           Transmission and distribution                                 177              167           167
                                                                   ---------         --------      --------
           Total regulated electric                                      242              167           167
   Regulated Gas                                                          56               54            54
   Common                                                                 21               19            19
                                                                   ---------         --------      --------
   Total construction expenditures                                       319              240           240
Retirement of long-term debt and redemption of
  preference stock                                                       402              282           154
                                                                   ---------         --------      --------
Total utility capital requirements                                       721              522           394
                                                                   ---------         --------      --------

Nonregulated Capital Requirements:
----------------------------------
Investment requirements:
   Domestic Wholesale Energy                                             765 *            991           747
   Other                                                                  62               20            20
                                                                   ---------         --------      --------
   Total investment requirements                                         827            1,011           767
Retirement of long-term debt                                             284              367             2
                                                                   ---------         --------      --------
Total nonregulated capital requirements                                1,111            1,378           769
                                                                   ---------         --------      --------
Total capital requirements                                           $ 1,832          $ 1,900       $ 1,163
                                                                   =========         ========      ========



* Effective July 1, 2000, includes approximately $140 million for electric generation and nuclear fuel formerly part of BGE's regulated electric business.


Capital Requirements
--------------------
Electric Generation
-------------------
Electric construction expenditures for our regulated electric segment include improvements to generating plants and costs for replacing the steam generators at Calvert Cliffs through June 30, 2000. Thereafter, these expenditures are reflected in our domestic wholesale energy segment.

In March 2000, we received the license extension from the NRC that extends our operating licenses to 2034 for Unit 1 and 2036 for Unit 2 as discussed in the Current Issues section on page 17. If we do not replace the steam generators, we will not be able to operate the Calvert Cliffs units through our operating licenses period. We expect the steam generator replacement to occur during the 2002 refueling outage for Unit 1 and during the 2003 refueling outage for Unit
2. We estimate these Calvert Cliffs costs to be:

o    $ 40 million in 2000,
o    $ 64 million in 2001,
o    $ 88 million in 2002, and
o    $ 60 million in 2003.

Additionally, our estimates of future electric generation construction expenditures include the costs of complying with Environmental Protection Agency
(EPA) and State of Maryland nitrogen oxides emissions (NOx) reduction regulations as follows:

o    $ 63 million in 2000,
o    $ 52 million in 2001, and
o    $ 4 million in 2002.

We discuss the NOx regulations and timing of expenditures in the Environmental Matters section of the Notes to Consolidated Financial Statements on page 13.

Electric Transmission and Distribution, and Gas
-----------------------------------------------
Electric transmission and distribution, and gas construction expenditures primarily include new business construction needs and improvements to existing facilities.

Domestic Wholesale Energy Business
----------------------------------
Our domestic wholesale energy business will require additional funding for growing its power marketing business and developing and acquiring power projects.

Our domestic wholesale energy business investment requirements include the planned construction of 800 megawatts of peaking capacity in the Mid-Atlantic/Mid-West region by the summer of 2001 and an additional 4,300 megawatts of peaking and combined cycle production facilities scheduled for completion in 2002 and beyond.

Our investment requirements also include our domestic wholesale energy business commitment to contribute up to an additional $19.5 million in equity to Orion. To date, our domestic wholesale energy business has funded $205.5 million in equity to Orion.

Funding for Capital Requirements
--------------------------------
BGE
---
Our utility business has met its capital requirements in the past primarily through internally generated funds. When BGE could not meet utility capital requirements internally, BGE sold debt and preference stock.

BGE also sells securities when market conditions permit it to refinance existing debt or preference stock at a lower cost. The amount of cash BGE needs and market conditions determine when and how much BGE sells.

Future funding for capital expenditures is expected from internally generated funds, commercial paper issuances, available capacity under credit facilities, and/or the issuance of long-term debt, trust securities, or preference stock.

At March 31, 2000, FERC authorized BGE to issue up to $700 million of short-term borrowings, including commercial paper. In addition, BGE maintains $123 million in annual committed bank lines of credit and has $35 million in bank revolving credit agreements to support the commercial paper program. In addition, BGE has access to interim lines of credit as required from time to time to support its outstanding commercial paper.


Domestic Wholesale Energy Business
----------------------------------
Our domestic wholesale energy business has met its capital requirements in the past through borrowing, cash from its operations, and from time to time equity contributions from BGE or Constellation Energy.

Future funding for the expansion of our domestic wholesale energy business is expected from internally generated funds, commercial paper issuances and long-term debt financing by Constellation Energy, and from time to time equity contributions from Constellation Energy.

At March 31, 2000, Constellation Energy has a commercial paper program where it can issue up to $500 million in short-term notes to fund its nonregulated businesses. To support its commercial paper program, Constellation Energy maintains $35 million in annual and $15 million in multi-year committed bank lines of credit and has a $135 million revolving credit agreement, under which it can also issue letters of credit. In addition, Constellation Energy has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

Other Nonregulated Businesses
-----------------------------
BGE Home Products & Services may meet capital requirements through sales of receivables. ComfortLink has a revolving credit agreement totaling $50 million to provide liquidity for short-term financial needs.

If we can get a reasonable value for our real estate projects, senior-living facilities, and other investments, additional cash may be obtained by selling them. Our ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss the real estate and senior-living facilities business and market conditions in the Other Nonregulated Businesses section on page 26.

Other Matters
-------------
Environmental Matters
---------------------
We are subject to federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the Environmental Matters section of the Notes to Consolidated Financial Statements beginning on page 13 and in our 1999 Annual Report on Form 10-K in Item 1. Business - Environmental Matters. These details include financial information. Some of the information is about costs that may be material.

Accounting Standards Issued
---------------------------
In July 1999, the FASB issued SFAS No. 137 that delays the effective date for SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by one year. Therefore, we must adopt the provisions of SFAS No. 133 in our financial statements for the quarter ended March 31, 2001. We are evaluating the implications of SFAS No. 133, but have not determined the effects on our financial results. However, SFAS No. 133 will not significantly impact our power marketing business as this business uses mark-to-market accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

We discuss the following information related to our market risk:

o risk associated with the purchase and sale of energy in a deregulated environment as discussed in the Current Issues section of Management's Discussion and Analysis on page 17,
o quarterly financing activities in the Notes to Consolidated Financial Statements on page 12, and
o activities of our power marketing business in the Power Marketing section of Management's Discussion and Analysis on page 25.

PART II. OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings
-------------------------
Asbestos
--------
Since 1993, we have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that we knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

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

To date, 25 of these cases were settled for amounts that were not significant.

The second type is claims by one manufacturer -- Pittsburgh Corning Corp. -- against us and approximately eight others, as third-party defendants. These claims relate to approximately 1,500 individual plaintiffs and were filed in the Circuit Court for Baltimore City, Maryland in the fall of 1993. To date, about 260 cases have been resolved, all without any payments by BGE. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

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

Restructuring Order
-------------------
Three separate appeals of the Restructuring Order issued by the Maryland PSC have been filed. Two appeals, one by Trigen - Baltimore Energy Corporation and the other by Sweetheart Cup Company were filed on December 9, 1999 in the Circuit Court for Baltimore City. The third appeal was filed by the Mid-Atlantic Power Supply Association (MAPSA) on December 10, 1999 in the Circuit Court for Prince George's County. MAPSA's appeal was transferred to the Circuit Court for Baltimore City.

Each appeal asks for a review of the Restructuring Order. MAPSA also filed a motion to delay the implementation of the Restructuring Order pending a decision on the merits of the appeals by the court.

In April 2000, the court dismissed the appeal and motion filed by MAPSA. We believe that the remaining appeals are without merit. However, no assurances can be given as to the timing or outcome of these cases, and whether the outcome will have a material adverse effect on our, and BGE's, financial results. These appeals are described further in the Electric Restructuring section of Management's Discussion and Analysis on page 20.

Other
-----
Please refer to page 24 for discussion of our appeal of certain aspects regarding our gas base rate filing with the Maryland PSC. In addition, please refer to page 19 for discussion of FERC Order 2000 regarding regional transmission organizations. We are appealing certain aspects of that Order. Finally, please refer to page 19 for a discussion of the National Whistleblowers Center's appeal of a NRC decision concerning the relicensing of Calvert Cliffs.

------------------------------------
Item 5.Other Information
------------------------
Forward-Looking Statements
--------------------------

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

o    general economic, business, and regulatory conditions,
o    energy supply and demand,
o    competition,
o    federal and state regulations,
o    availability, terms, and use of capital,
o    nuclear and environmental issues,
o    weather,
o    implications of the Restructuring Order issued by the Maryland PSC,
o    commodity price risk,
o operating our currently regulated generation assets in a deregulated market beginning July 1, 2000 without the benefit of a fuel rate adjustment clause,
o    loss of revenue due to customers choosing alternative suppliers,
o    higher volatility of earnings and cash flows,
o    increased financial requirements of our nonregulated subsidiaries,
o inability to recover all costs associated with providing electric retail customers service during the electric rate freeze period, and
o implications from the transfer of BGE's generation assets to nonregulated subsidiaries of Constellation Energy.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)Exhibit No. 12(a)    Constellation Energy Group, Inc. Computation of Ratio
                        of Earnings to Fixed Charges.

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

   Exhibit No. 27(a)    Constellation Energy Group, Inc. Financial Data
                        Schedule.

   Exhibit No. 27(b)    Baltimore Gas and Electric Company Financial Data
                        Schedule.

   Exhibit No. 99       BGE  Pro Forma Financial Statements - Generation Asset
                        Transfer.


(b)Reports on Form 8-K for the quarter ended March 31, 2000:


                          Date Filed                 Items Reported
                          ----------                 --------------
                          February 15, 2000          Item 5. Other Events
                                                     Item 7. Exhibits



                          March 17, 2000             Item 5. Other Events
                                                     Item 7. Exhibits

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


                        CONSTELLATION ENERGY GROUP, INC.
        -----------------------------------------------------------------
                                  (Registrant)


                       BALTIMORE GAS AND ELECTRIC COMPANY
        -----------------------------------------------------------------
                                  (Registrant)





Date:    May 15, 2000                       /s/ D. A. Brune
         ------------      ------------------------------------------------
                           D. A. Brune, Vice President on behalf of each
                           Registrant and as Principal Financial Officer of
                           each Registrant