Form 10-Q
period 2000-06-30
CONSTELLATION ENERGY GROUP INC; BALTIMORE GAS & ELECTRIC CO
filed 2000-08-14
CIK 1004440, 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended JUNE 30, 2000

Commission                 Exact name of registrant               IRS Employer
File Number              as specified in its charter          Identification No.
-----------              ---------------------------          -----------------
 1-12869               CONSTELLATION ENERGY GROUP, INC.            52-1964611

 1-1910               BALTIMORE GAS AND ELECTRIC COMPANY           52-0280210



                                    MARYLAND
                       -----------------------------------
                            (State of Incorporation)


      250 W. PRATT STREET,            BALTIMORE, MARYLAND             21201
     ---------------------           ---------------------           -------
             (Address of principal executive offices)               (Zip Code)

                                  410-234-5000
                                  ------------
              (Registrants' telephone number, including area code)


                                 NOT APPLICABLE
                         ------------------------------
                          (Former name, former address
              and former fiscal year, if changed since last report)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.

Yes   X        No
     ----

Common Stock, without par value 149,731,716 shares outstanding of Constellation Energy Group, Inc. on July 31, 2000.



                                TABLE OF CONTENTS

                                                                                                           Page

Part I -- Financial Information

  Item 1 --     Financial Statements
              Constellation Energy Group, Inc. and Subsidiaries
              Consolidated Statements of Income......................................................          3
              Consolidated Statements of Comprehensive Income........................................          3
              Consolidated Balance Sheets............................................................          4
              Consolidated Statements of Cash Flows..................................................          6

              Baltimore Gas and Electric Company and Subsidiaries
              Consolidated Statements of Income......................................................          7
              Consolidated Statements of Comprehensive Income........................................          7
              Consolidated Balance Sheets............................................................          8
              Consolidated Statements of Cash Flows..................................................         10

              Notes to Consolidated Financial Statements.............................................         11

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
              Introduction...........................................................................         17
              Strategy...............................................................................         18
              Current Issues.........................................................................         19
              Results of Operations..................................................................         21
              Financial Condition....................................................................         31
              Capital Resources......................................................................         31
              Other Matters..........................................................................         34

    Item 3 -- Quantitative and Qualitative Disclosures About Market Risk.............................         34

Part II -- Other Information

    Item 1 -- Legal Proceedings......................................................................         35

    Item 4--  Submission of Matters to a Vote of Security Holders....................................         36

    Item 5 -- Other Information......................................................................         37

    Item 6 -- Exhibits and Reports on Form 8-K.......................................................         38

    Signature........................................................................................         39



                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)

                                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                              ---------------------------    -------------------------
                                                               2000            1999             2000            1999
                                                            ------------    ------------     ------------    -----------
                                                                        (In Millions, Except Per-Share Amounts)
Revenues
  Electric                                                      $ 565.3         $ 533.0        $ 1,089.7      $ 1,046.0
  Gas                                                              91.6            79.9            286.1          272.7
  Nonregulated                                                    211.5           245.6            484.8          523.2
                                                            ------------    ------------     ------------    -----------
  Total revenues                                                  868.4           858.5          1,860.6        1,841.9

Operating Expenses
  Electric fuel and purchased energy                              119.5           120.0            238.1          241.2
  Gas purchased for resale                                         40.8            33.0            143.7          135.1
  Operations                                                      138.9           135.2            273.2          270.5
  Maintenance                                                      54.4            53.6             99.5          102.4
  Nonregulated - selling, general, and administrative             199.2           210.2            414.1          437.6
  Depreciation and amortization                                   130.6            90.8            263.1          181.1
  Taxes other than income taxes                                    51.1            51.8            112.3          112.1
                                                            ------------    ------------     ------------    -----------
  Total operating expenses                                        734.5           694.6          1,544.0        1,480.0
                                                            ------------    ------------     ------------    -----------
Income From Operations                                            133.9           163.9            316.6          361.9

Other Income                                                        1.0             5.2              6.0            4.5
                                                            ------------    ------------     ------------    -----------

Income Before Fixed Charges and Income Taxes                      134.9           169.1            322.6          366.4

Fixed Charges
  Interest expense (net)                                           65.1            58.2            125.4          119.3
  BGE preference stock dividends                                    3.3             3.4              6.6            6.9
                                                            ------------    ------------     ------------    -----------
  Total fixed charges                                              68.4            61.6            132.0          126.2
                                                            ------------    ------------     ------------    -----------
Income Before Income Taxes                                         66.5           107.5            190.6          240.2

Income Taxes
  Current                                                          45.6            26.4            106.8           75.9
  Deferred                                                        (16.6)           15.3            (23.7)          17.8
  Investment tax credit adjustments                                (2.1)           (2.2)            (4.2)          (4.3)
                                                            ------------    ------------     ------------    -----------
  Total income taxes                                               26.9            39.5             78.9           89.4
                                                            ------------    ------------     ------------    -----------

Net Income                                                       $ 39.6          $ 68.0          $ 111.7        $ 150.8
                                                            ============    ============     ============    ===========

Earnings Applicable to Common Stock                              $ 39.6          $ 68.0          $ 111.7        $ 150.8
                                                            ============    ============     ============    ===========

Average Shares of Common Stock Outstanding                        149.7           149.6            149.6          149.6
Earnings Per Common Share and
   Earnings Per Common Share - Assuming Dilution                  $0.26           $0.45            $0.75          $1.01
Dividends Declared Per Common Share                               $0.42           $0.42            $0.84          $0.84



Consolidated Statements of Comprehensive Income (Unaudited)
                                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                              ---------------------------    -------------------------
                                                               2000            1999             2000            1999
                                                            ------------    ------------     ------------    -----------

                                                                                    (In Millions)

Net Income                                                       $ 39.6          $ 68.0          $ 111.7        $ 150.8
Other comprehensive income (loss), net of taxes                    11.1            (8.3)            24.1          (11.5)
                                                            ------------    ------------     ------------    -----------
Comprehensive Income                                             $ 50.7          $ 59.7          $ 135.8        $ 139.3
                                                            ============    ============     ============    ===========


See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                               June 30,       December 31,
                                                                                2000*             1999
                                                                             -------------    -------------
                                                                                     (In Millions)

Assets
  Current Assets
    Cash and cash equivalents                                                     $ 146.4           $ 92.7
    Accounts receivable (net of allowance for uncollectibles
          of $27.9 and $36.6 respectively)                                          559.7            578.5
    Trading securities                                                              156.8            136.5
    Assets from energy trading activities                                         1,079.3            312.1
    Fuel stocks                                                                      84.7             94.9
    Materials and supplies                                                          138.2            149.1
    Prepaid taxes other than income taxes                                             8.8             72.4
    Other                                                                            62.3             54.0
                                                                             -------------    -------------
    Total current assets                                                          2,236.2          1,490.2

  Investments and Other Assets
    Real estate projects and investments                                            298.9            310.1
    Power projects                                                                  926.2            785.4
    Financial investments                                                           167.8            145.4
    Nuclear decommissioning trust fund                                              230.3            217.9
    Net pension asset                                                                99.3             99.5
    Other                                                                           533.4            422.9
                                                                             -------------    -------------
    Total investments and other assets                                            2,255.9          1,981.2

  Utility Plant
    Plant in service
      Electric                                                                    7,157.4          7,088.6
      Gas                                                                           975.2            962.0
      Common                                                                        557.8            569.5
                                                                             -------------    -------------
      Total plant in service                                                      8,690.4          8,620.1
    Accumulated depreciation                                                     (3,572.2)        (3,466.1)
                                                                             -------------    -------------
    Net plant in service                                                          5,118.2          5,154.0
    Construction work in progress                                                   277.7            222.3
    Nuclear fuel (net of amortization)                                              150.7            133.8
    Plant held for future use                                                        12.9             13.0
                                                                             -------------    -------------
    Net utility plant                                                             5,559.5          5,523.1

  Deferred Charges
    Regulatory assets (net)                                                         522.9            637.4
    Other                                                                            61.9             51.9
                                                                             -------------    -------------
    Total deferred charges                                                          584.8            689.3
                                                                             -------------    -------------

Total Assets                                                                   $ 10,636.4        $ 9,683.8
                                                                             =============    =============


* Unaudited

See Notes to Consolidated Financial Statements.

                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                               June 30,       December 31,
                                                                                2000*             1999
                                                                             -------------    -------------
                                                                                     (In Millions)

Liabilities and Capitalization
  Current Liabilities
    Short-term borrowings                                                         $ 214.8          $ 371.5
    Current portion of long-term debt                                               883.5            808.3
    Accounts payable                                                                301.7            365.1
    Customer deposits                                                                43.0             40.6
    Liabilities from energy trading activities                                      834.8            163.8
    Dividends declared                                                               66.2             66.1
    Accrued taxes                                                                    37.3             19.2
    Accrued interest                                                                 59.6             55.3
    Accrued vacation costs                                                           36.6             35.3
    Other                                                                            50.6             78.2
                                                                             -------------    -------------
    Total current liabilities                                                     2,528.1          2,003.4

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                         1,275.5          1,288.8
    Postretirement and postemployment benefits                                      254.9            269.8
    Deferred investment tax credits                                                 105.4            109.6
    Decommissioning of federal uranium enrichment facilities                         27.2             27.2
    Other                                                                           291.0            226.6
                                                                             -------------    -------------
    Total deferred credits and other liabilities                                  1,954.0          1,922.0


  Long-term Debt
    First refunding mortgage bonds of BGE                                         1,321.7          1,321.7
    Other long-term debt of BGE                                                   1,028.4          1,135.8
    Company obligated mandatorily redeemable trust preferred
        securities of subsidiary trust holding solely 7.16% debentures
        of BGE due June 30, 2038                                                    250.0            250.0
    Long-term debt of nonregulated businesses                                     1,246.6            686.8
    Unamortized discount and premium                                                 (9.8)           (10.6)
    Current portion of long-term debt                                              (883.5)          (808.3)
                                                                             -------------    -------------
    Total long-term debt                                                          2,953.4          2,575.4

  BGE Preference Stock Not Subject to Mandatory Redemption                          190.0            190.0

  Common Shareholders' Equity
    Common stock                                                                  1,501.8          1,494.0
    Retained earnings                                                             1,485.1          1,499.1
    Accumulated other comprehensive income (loss)                                    24.0             (0.1)
                                                                             -------------    -------------
    Total common shareholders' equity                                             3,010.9          2,993.0
                                                                             -------------    -------------
    Total capitalization                                                          6,154.3          5,758.4
                                                                             -------------    -------------

Total Liabilities and Capitalization                                           $ 10,636.4        $ 9,683.8
                                                                             =============    =============


* Unaudited

See Notes to Consolidated Financial Statements.

                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     ---------------------------
                                                                                        2000           1999
                                                                                     ------------   ------------
Cash Flows From Operating Activities
  Net income                                                                             $ 111.7        $ 150.8
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                                          288.2          208.4
    Deferred income taxes                                                                  (23.7)          17.8
    Investment tax credit adjustments                                                       (4.2)          (4.3)
    Deferred fuel costs                                                                      9.8            7.1
    Accrued pension and postemployment benefits                                             12.1           28.7
    Gain on sale of subsidiaries                                                           (13.3)             -
    Write-down of financial investment                                                         -            5.5
    Equity in earnings of affiliates and joint ventures (net)                                5.3           26.2
    Changes in assets from energy trading activities                                      (767.2)        (141.2)
    Changes in liabilities from energy trading activities                                  671.0           37.4
    Changes in other current assets                                                         59.8          (45.3)
    Changes in other current liabilities                                                    (1.3)          89.3
    Other                                                                                   (5.9)         (10.2)
                                                                                     ------------   ------------
  Net cash provided by operating activities                                                342.3          370.2
                                                                                     ------------   ------------

Cash Flows From Investing Activities
  Utility construction and other capital expenditures                                     (218.1)        (186.0)
  Contributions to nuclear decommissioning trust fund                                       (8.8)          (8.8)
  Purchases of marketable equity securities                                                 (2.4)         (12.4)
  Sales of marketable equity securities                                                     14.4            9.8
  Other financial investments                                                                8.7            8.5
  Real estate projects and investments                                                       9.0           40.7
  Power projects                                                                          (147.0)         (31.8)
  Investment in Orion Power Holdings, Inc.                                                (101.5)             -
  Other                                                                                    (12.4)         (15.5)
                                                                                     ------------   ------------
   Net cash used in investing activities                                                  (458.1)        (195.5)
                                                                                     ------------   ------------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                                4,852.6        1,029.3
    Long-term debt                                                                         800.1          127.5
    Common stock                                                                             6.0            9.6
  Repayments of short-term borrowings                                                   (5,009.3)        (920.0)
  Reacquisitions of long-term debt                                                        (347.7)        (360.5)
  Common stock dividends paid                                                             (125.6)        (125.5)
  Other                                                                                     (6.6)          (5.4)
                                                                                     ------------   ------------
  Net cash provided by (used in) financing activities                                      169.5         (245.0)
                                                                                     ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                        53.7          (70.3)
Cash and Cash Equivalents at Beginning of Period                                            92.7          173.7
                                                                                     ------------   ------------
Cash and Cash Equivalents at End of Period                                               $ 146.4        $ 103.4
                                                                                     ============   ============


Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                                           $ 131.5        $ 120.4
    Income taxes paid                                                                    $ 110.9        $ 101.0


See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

               BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                             ---------------------------   -------------------------
                                                              2000           1999             2000           1999
                                                           ------------   ------------     -----------    ------------
                                                                                   (In Millions)
Revenues
  Electric                                                     $ 565.4        $ 533.1       $ 1,090.0       $ 1,046.1
  Gas                                                             92.7           81.6           287.8           274.4
  Nonregulated                                                     1.3           67.3             2.3           345.0
                                                           ------------   ------------     -----------    ------------
  Total revenues                                                 659.4          682.0         1,380.1         1,665.5

Operating Expenses
  Electric fuel and purchased energy                             124.7          124.2           244.1           245.4
  Gas purchased for resale                                        40.9           33.0           143.8           135.1
  Operations                                                     137.3          134.9           270.2           270.2
  Maintenance                                                     54.6           52.9            99.3           101.8
  Nonregulated - selling, general, and administrative              1.0           56.7             1.7           284.2
  Depreciation and amortization                                  123.7           88.3           249.8           178.5
  Taxes other than income taxes                                   50.5           51.1           110.6           111.4
                                                           ------------   ------------     -----------    ------------
  Total operating expenses                                       532.7          541.1         1,119.5         1,326.6
                                                           ------------   ------------     -----------    ------------
Income From Operations                                           126.7          140.9           260.6           338.9

Other Income
  Allowance for equity funds used during construction              0.8            2.0             1.6             3.7
  Equity in earnings of Safe Harbor Water Power Corporation        1.2            1.3             2.4             2.6
  Net other income (expense)                                       0.4            0.7             1.7            (3.0)
                                                           ------------   ------------     -----------    ------------
  Total other income                                               2.4            4.0             5.7             3.3
                                                           ------------   ------------     -----------    ------------
Income Before Fixed Charges and Income Taxes                     129.1          144.9           266.3           342.2

Fixed Charges
  Interest expense (net)                                          48.3           51.8            97.0           114.1
  Capitalized interest                                               -           (0.1)              -            (0.4)
  Allowance for borrowed funds used during construction           (1.4)          (1.1)           (2.6)           (2.0)
                                                           ------------   ------------     -----------    ------------
  Total fixed charges                                             46.9           50.6            94.4           111.7
                                                           ------------   ------------     -----------    ------------
Income Before Income Taxes                                        82.2           94.3           171.9           230.5

Income Taxes
  Current                                                         44.0           39.0           101.8            88.6
  Deferred                                                       (12.2)          (3.8)          (32.4)           (1.3)
  Investment tax credit adjustments                               (2.0)          (2.1)           (4.1)           (4.3)
                                                           ------------   ------------     -----------    ------------
  Total income taxes                                              29.8           33.1            65.3            83.0
                                                           ------------   ------------     -----------    ------------

Net Income                                                        52.4           61.2           106.6           147.5
Preference Stock Dividends                                         3.3            3.4             6.6             6.9
                                                           ------------   ------------     -----------    ------------

Earnings Applicable to Common Stock                             $ 49.1         $ 57.8         $ 100.0         $ 140.6
                                                           ============   ============     ===========    ============






Consolidated Statements of Comprehensive Income (Unaudited)
                                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                             ---------------------------   -------------------------
                                                              2000           1999             2000           1999
                                                           ------------   ------------     -----------    ------------
                                                                                  (In Millions)

Net Income                                                      $ 52.4         $ 61.2         $ 106.6         $ 147.5
Other comprehensive loss, net of taxes                               -           (0.2)              -            (3.4)
                                                           ------------   ------------     -----------    ------------
Comprehensive Income                                            $ 52.4         $ 61.0         $ 106.6         $ 144.1
                                                           ============   ============     ===========    ============



See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

               BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                               June 30,            December 31,
                                                                                 2000*                 1999
                                                                             --------------       ---------------
                                                                                       (In Millions)
Assets
  Current Assets
    Cash and cash equivalents                                                      $ 18.7                $ 23.5
    Accounts receivable (net of allowance for uncollectibles
          of $13.9 and $13.0 respectively)                                          335.7                 316.1
    Fuel stocks                                                                      84.7                  94.9
    Materials and supplies                                                          126.5                 139.1
    Prepaid taxes other than income taxes                                             8.8                  72.4
    Other                                                                            33.6                   9.0
                                                                             --------------       ---------------
    Total current assets                                                            608.0                 655.0

  Investments and Other Assets
    Nuclear decommissioning trust fund                                              230.3                 217.9
    Net pension asset                                                               103.1                  99.8
    Safe Harbor Water Power Corporation                                              34.5                  34.5
    Other                                                                            65.9                  61.6
                                                                             --------------       ---------------
     Total investments and other assets                                             433.8                 413.8

  Utility Plant
    Plant in service
      Electric                                                                    7,157.4               7,088.6
      Gas                                                                           975.2                 962.0
      Common                                                                        557.8                 569.5
                                                                             --------------       ---------------
       Total plant in service                                                     8,690.4               8,620.1
    Accumulated depreciation                                                     (3,572.2)             (3,466.1)
                                                                             --------------       ---------------
    Net plant in service                                                          5,118.2               5,154.0
    Construction work in progress                                                   277.7                 222.3
    Nuclear fuel (net of amortization)                                              150.7                 133.8
    Plant held for future use                                                        12.9                  13.0
                                                                              --------------       ---------------
    Net utility plant                                                             5,559.5               5,523.1

  Deferred Charges
    Regulatory assets (net)                                                         522.9                 637.4
    Other                                                                            41.6                  43.3
                                                                             --------------       ---------------
    Total deferred charges                                                          564.5                 680.7
                                                                             --------------       ---------------

Total Assets                                                                    $ 7,165.8             $ 7,272.6
                                                                             ==============       ===============




* Unaudited

See Notes to Consolidated Financial Statements.

               BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                               June 30,            December 31,
                                                                                 2000*                 1999
                                                                             --------------       ---------------
                                                                                         (In Millions)
Liabilities and Capitalization
  Current Liabilities
    Short-term borrowings                                                          $ 199.3               $ 129.0
    Current portion of long-term debt                                                503.4                 523.9
    Accounts payable                                                                 215.0                 222.8
    Customer deposits                                                                 43.0                  40.6
    Dividends declared                                                                 3.3                   3.3
    Accrued taxes                                                                     20.9                   9.2
    Accrued interest                                                                  46.0                  48.2
    Accrued vacation costs                                                            37.4                  35.7
    Other                                                                             37.1                  65.8
                                                                             --------------       ---------------
    Total current liabilities                                                      1,105.4               1,078.5

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                            997.4               1,032.0
    Postretirement and postemployment benefits                                       247.7                 231.0
    Deferred investment tax credits                                                  105.4                 109.6
    Decommissioning of federal uranium enrichment facilities                          27.2                  27.2
    Other                                                                             41.1                  42.9
                                                                             --------------       ---------------
    Total deferred credits and other liabilities                                   1,418.8               1,442.7


  Long-term Debt
    First refunding mortgage bonds of BGE                                          1,321.7               1,321.7
    Other long-term debt of BGE                                                    1,028.4               1,135.8
    Company obligated mandatorily redeemable trust preferred
        securities of subsidiary trust holding solely 7.16% debentures
        of BGE due June 30, 2038                                                     250.0                 250.0
    Long-term debt of nonregulated businesses                                         33.0                  33.0
    Unamortized discount and premium                                                  (9.6)                (10.6)
    Current portion of long-term debt                                               (503.4)               (523.9)
                                                                             --------------       ---------------
    Total long-term debt                                                           2,120.1               2,206.0

  Preference Stock Not Subject to Mandatory Redemption                               190.0                 190.0

  Common Shareholder's Equity
    Common stock                                                                   1,495.8               1,494.0
    Retained earnings                                                                835.7                 861.4
                                                                             --------------       ---------------
    Total common shareholder's equity                                              2,331.5               2,355.4
                                                                             --------------       ---------------
    Total capitalization                                                           4,641.6               4,751.4
                                                                             --------------       ---------------

Total Liabilities and Capitalization                                             $ 7,165.8             $ 7,272.6
                                                                             ==============       ===============


* Unaudited

See Notes to Consolidated Financial Statements.

               BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Statements of Cash Flows (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    --------------------------
                                                                                        2000           1999
                                                                                    -----------    -----------
                                                                                           (In Millions)
Cash Flows From Operating Activities
  Net income                                                                           $ 106.6        $ 147.5
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                                        272.9          204.4
    Deferred income taxes                                                                (32.4)          (1.3)
    Investment tax credit adjustments                                                     (4.1)          (4.3)
    Deferred fuel costs                                                                    9.8            7.1
    Accrued pension and postemployment benefits                                           12.0           28.6
    Allowance for equity funds used during construction                                   (1.6)          (3.7)
    Equity in earnings of affiliates and joint ventures (net)                                -           29.1
    Changes in assets from energy trading activities                                         -         (120.1)
    Changes in liabilities from energy trading activities                                    -           76.3
    Changes in other current assets                                                       42.5           65.4
    Changes in other current liabilities                                                 (22.5)         (14.1)
    Other                                                                                  8.8           (0.6)
                                                                                    -----------    -----------
   Net cash provided by operating activities                                             392.0          414.3
                                                                                    -----------    -----------

Cash Flows From Investing Activities
  Utility construction expenditures (including AFC)                                     (178.3)        (166.8)
  Allowance for equity funds used during construction                                      1.6            3.7
  Nuclear fuel expenditures                                                              (39.5)         (18.5)
  Deferred energy conservation expenditures                                               (0.3)          (0.7)
  Contributions to nuclear decommissioning trust fund                                     (8.8)          (8.8)
  Purchases of marketable equity securities                                                  -           (9.2)
  Sales of marketable equity securities                                                      -            6.0
  Other financial investments                                                                -            6.7
  Real estate projects and investments                                                       -           22.0
  Power projects                                                                             -          (17.9)
  Other                                                                                   (3.9)         (12.4)
                                                                                    -----------    -----------
  Net cash used in investing activities                                                 (229.2)        (195.9)
                                                                                    -----------    -----------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                              2,286.8        1,029.3
    Long-term debt                                                                           -          107.6
    Common stock                                                                             -            9.6
  Repayments of short-term borrowings                                                 (2,216.5)        (920.0)
  Reacquisition of long-term debt                                                       (107.5)        (343.9)
  Preference stock dividends paid                                                         (6.6)          (6.9)
  Distributions to Constellation Energy                                                 (125.6)        (253.7)
  Other                                                                                    1.8           (0.7)
                                                                                    -----------    -----------
  Net cash used in financing activities                                                 (167.6)        (378.7)
                                                                                    -----------    -----------

Net Decrease in Cash and Cash Equivalents                                                 (4.8)        (160.3)
Cash and Cash Equivalents at Beginning of Period                                          23.5          173.7
                                                                                    -----------    -----------
Cash and Cash Equivalents at End of Period                                              $ 18.7         $ 13.4
                                                                                    ===========    ===========

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                                          $ 94.2        $ 107.4
    Income taxes paid                                                                  $ 113.1         $ 99.3


See Notes to Consolidated Financial Statements.

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

Holding Company Formation
-------------------------
On April 30, 1999, Constellation Energy (R) Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE(R)) and Constellation(R) Enterprises, Inc. Constellation Enterprises was previously owned by BGE. BGE's outstanding common stock automatically became shares of common stock of Constellation Energy. BGE's debt securities, obligated mandatorily redeemable trust preferred securities, and preference stock remain securities of BGE.


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

Deregulation of Electric Generation
-----------------------------------
On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. In addition, on November 10, 1999, the Maryland Public Service Commission (Maryland PSC) issued a Restructuring Order that resolved the major issues surrounding electric restructuring. Effective July 1, 2000, the state of Maryland implemented customer choice for electric suppliers. We discuss the implications of customer choice and the Restructuring Order further in Management's Discussion and Analysis beginning on page 17. Please also refer to the Legal Proceedings section on page 35 for a discussion regarding appeals of the Restructuring Order.

Information by Operating Segment
--------------------------------
In 1999, we reported three operating segments -- Electric, Gas, and Energy Services. In response to the deregulation of electric generation, we realigned our organization and combined our wholesale power marketing business with our domestic plant development and operations to form a merchant energy business.

In 2000, we revised our operating segments to reflect the realignments of our organization. Our new reportable operating segments are -- Regulated Electric, Regulated Gas, and Domestic Wholesale Energy:

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

The financial results of the electric generation portion of our business are included in our regulated electric segment. However, after June 30, 2000, we will include the financial results of electric generation in the domestic wholesale energy segment.

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

                                                       Domestic
                           Regulated    Regulated     Wholesale        Other       Unallocated
                           Electric        Gas          Energy      Nonregulated    Corporate
                           Business     Business       Business      Businesses     Items (a)     Eliminations   Consolidated
                          ------------ ------------ ------------- --------------- -------------- ------------- ---------------
                                                               (in millions)
For the three months ended June 30,

2000
----
Unaffiliated revenues         $565.3        $91.6         $81.4        $130.1        $      -     $        -        $868.4
Intersegment revenues            0.1          1.1          80.2          11.5               -          (92.9)            -
                           ---------- ------------- ------------- --------------- -------------- ------------- ---------------
Total revenues                 565.4         92.7         161.6         141.6               -          (92.9)        868.4
Net income (loss)  (b)          47.0          2.3          50.1          (9.7)              -          (50.1)         39.6

1999
----
Unaffiliated revenues         $533.0        $79.9         $70.4        $175.2        $      -     $        -        $858.5
Intersegment revenues            0.1          2.4           0.5          10.9               -          (13.9)            -
                           ---------- ------------- ------------- --------------- -------------- ------------- ---------------
Total revenues                 533.1         82.3          70.9         186.1               -          (13.9)        858.5
Net income (loss)   (c)         54.7          0.6          17.3          (3.5)           (0.8)          (0.3)         68.0


For the six months ended June 30,

2000
----
Unaffiliated revenues       $1,089.7       $286.1        $172.3        $312.5      $        -    $         -      $1,860.6
Intersegment revenues            0.3          1.7          80.2          18.2               -         (100.4)            -
                           ---------- ------------- ------------- --------------- -------------- ------------- ---------------
Total revenues               1,090.0        287.8         252.5         330.7               -         (100.4)      1,860.6
Net income (loss)  (b)          77.8         22.6          69.3          (7.9)              -          (50.1)        111.7

1999
----
Unaffiliated revenues       $1,046.0       $272.7        $126.6        $396.6      $        -    $         -      $1,841.9
Intersegment revenues            0.5          4.5           0.5          11.5               -          (17.0)            -
                           ---------- ------------- ------------- --------------- -------------- ------------- ---------------
Total revenues               1,046.5        277.2         127.1         408.1               -          (17.0)      1,841.9
Net income (loss)  (c)         101.1         22.2          31.3          (3.0)           (0.8)             -         150.8

At June 30,  2000
-----------------
Segment assets              $6,195.7       $923.6      $2,386.3      $1,284.6           $92.1        $(245.9)    $10,636.4

At December 31, 1999
--------------------
Segment assets              $6,312.6       $915.3      $1,206.1      $1,226.7           $37.0       $  (13.9)     $9,683.8

(a) We do not allocate certain items presented in the table for Constellation Energy Group and a holding company for our nonregulated businesses.

(b) Our electric business recorded expenses of $2.8 million for the quarter ended June 30, 2000 and $7.0 million for the six-months ended June 30, 2000 related to employees that elected to participate in a Targeted Voluntary
     Special Early Retirement Program. In addition, our domestic wholesale energy business recorded a $15.0 million deregulation transition cost incurred by our power marketing business. We discuss these further in the Overview section of Management's Discussion and Analysis.

(c) Our other nonregulated businesses recorded a $3.6 million write-down of their investment in Capital Re stock to reflect the market value of this investment as discussed in the Nonregulated Businesses section of Management's Discussion and Analysis.

Financing Activity
------------------

Constellation Energy
--------------------
As discussed on page 11, effective April 30, 1999, BGE's outstanding common stock automatically became shares of common stock of Constellation Energy. During the period from January 1, 2000 through the date of this report, we issued a total of 475,300 shares of common stock, without par value, under our Continuous Offering Program for Stock. Net proceeds were about $16.8 million.

Constellation Energy issued the following medium-term notes during the period from January 1, 2000 through the date of this report:

                                           Date      Net
                              Principal   Issued  Proceeds
                              ----------------------------
                                       (In millions)

7 7/8% Notes due 2005           $300        4/00    $297.5
Floating Rate Notes due 2003     200        4/00     199.3
Extendible Notes due 2010        300        6/00     299.6

In June 2000, Constellation Energy arranged two revolving credit agreements totaling $565 million to support our commercial paper program and for other working capital purposes. Of this amount, $376.5 million is for short-term financial needs and $188.5 million, which expires in three years, is for short and long-term financial needs, including letters of credit. As of the date of this report, letters of credit totaling $40.9 million were issued under this facility. Also, letters of credit totaling $131 million were issued under other credit facilities.

Constellation Energy has issued guarantees in an amount up to $626.8 million related to credit facilities and contractual performance of certain of its nonregulated subsidiaries. However, the actual subsidiary liabilities related to these guarantees totaled $408.8 million at June 30, 2000.

In the future, Constellation Energy may purchase some of its long-term debt in the market. This will depend on market conditions and Constellation Energy's capital structure.

BGE and Nonregulated Businesses
-------------------------------
In June 2000, BGE arranged a $25 million long-term revolving credit agreement to support its commercial paper program and for other working capital purposes.

In the future, BGE may purchase some of its long-term debt or preference stock in the market. This will depend on market conditions and BGE's capital structure, including the mix of secured and unsecured debt.

Please refer to the Funding for Capital Requirements section of Management's Discussion and Analysis on page 33 for additional information about the debt of BGE and our nonregulated businesses.

Stock Option Program
--------------------
In May 2000, our Board of Directors approved the issuance of non-qualified stock options to officers and key employees as permitted under existing incentive plans. Under the plans, the options are granted at prices not less than the market value of the stock at the date of grant, become exercisable ratably over a three-year period beginning one-year from the date of grant, and expire ten years from the date of grant. During the second quarter, we granted 2,313,000 stock options at an exercise price of $34.25.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we measure our stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this standard, compensation expense is measured as the difference between the market value of our common stock and the exercise price of the options on the grant date. Accordingly, no compensation expense was recorded for the stock options granted in 2000.

Commitments
-----------
Some of our nonregulated businesses have committed to contribute additional capital and to make additional loans to some affiliates, joint ventures, and partnerships in which they have an interest. At the date of this report, the total amount of investment requirements committed to by our nonregulated businesses was $219.2 million. This amount includes $19.5 million for our domestic wholesale energy business' remaining commitment to Orion Power Holdings, Inc. To date, our domestic wholesale energy business has funded $205.5 million in equity to Orion.

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

We currently estimate that the controls needed at our generating plants to meet the MDE's 65% NOx emission reduction requirements will cost approximately $135 million. Through the date of this report, we have spent approximately $68 million to meet the 65% reduction requirements. We estimate the additional cost for the EPA's 85% reduction requirements to be approximately $35 million by the end of 2002.

In July 1997, the EPA published new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone attainment. In 1999, these new standards were successfully challenged in court. The EPA appealed the 1999 court rulings to the Supreme Court. In May 2000, the Supreme Court decided to hear the EPA's appeal. While these standards may require increased controls at our fossil generating plants in the future, implementation, if required, would be delayed for several years. We cannot estimate the cost of these increased controls at this time because the states, including Maryland and Pennsylvania, still need to determine what reductions in pollutants will be necessary to meet the EPA standards.

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

Also, we are coordinating investigation of several sites where gas was manufactured in the past. The investigation of these sites includes reviewing possible actions to remove coal tar. In late December 1996, we signed a consent order with the MDE that requires us to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. We submitted the required remedial action plans and they were approved by the MDE. Based on the remedial action plans, the costs we consider to be probable to remedy the contamination are estimated to total $47 million. We have recorded these costs as a liability on our Consolidated Balance Sheets and have deferred these costs, net of accumulated amortization and amounts we recovered from insurance companies, as a regulatory asset. We discuss this further in Note 5 of our 1999 Annual Report on Form 10-K. Through the date of this report, we have spent approximately $35 million for remediation at this site.

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

Insurance for Calvert Cliffs and Third Party Claims
---------------------------------------------------
For physical damage to Calvert Cliffs, we have $2.75 billion of property insurance from an industry mutual insurance company. If an outage at either of the two units at Calvert Cliffs is caused by an insured physical damage loss and lasts more than 12 weeks, we have insurance coverage for replacement power costs up to $490.0 million per unit, provided by an industry mutual insurance company. This amount can be reduced by up to $98.0 million per unit if an outage at both units of the plant is caused by a single insured physical damage loss. If accidents at any insured plants cause a shortfall of funds at the industry mutual insurance company, all policyholders could be assessed, with our share being up to $15.4 million.

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

Recoverability of Electric Fuel Costs
-------------------------------------
Under the terms of the Restructuring Order, BGE's electric fuel rate clause was discontinued effective July 1, 2000. Any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause through June 30, 2000 would be collected from our customers within a twelve month period as determined by the Maryland PSC. At June 30, 2000, the accumulated difference was $54.6 million.

We discuss the Maryland PSC's process for evaluating the recoverability of electric fuel costs in Note 10 of our 1999 Annual Report on Form 10-K.

California Power Purchase Agreements
------------------------------------
Constellation Power, Inc. and subsidiaries and Constellation Investments, Inc. (whose power projects are managed by Constellation Power) have $294.7 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Under these agreements, the projects supply electricity to utility companies at:

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

We discuss the earnings for these projects in the Nonregulated Businesses section of Management's Discussion and Analysis on page 29.

Other Nonregulated Businesses
-----------------------------
We discuss our other nonregulated businesses' activities further in the Nonregulated Businesses section of Management's Discussion and Analysis on page 30.

Item 2. Management's Discussion

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------
On April 30, 1999, Constellation Energy(R) Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE(R)) and Constellation(R) Enterprises, Inc. Constellation Enterprises was previously owned by BGE.

In response to the deregulation of electric generation, we realigned our organization and combined our wholesale power marketing business with our domestic plant development and operations to form a merchant energy business. In 2000, we revised our operating segments to reflect the realignments of our organization, as presented in the Notes to Consolidated Financial Statements on page 11.

Constellation Energy's subsidiaries primarily include BGE and a domestic wholesale energy business focused mostly on power marketing and merchant generation in North America.

BGE is a regulated electric and gas public utility company with a service territory in the City of Baltimore and all or part of ten counties in Central Maryland.

Our domestic wholesale energy segment includes the:

o    wholesale power marketing of Constellation Power Source,(TM)Inc.,
o domestic power projects of Constellation Power, (TM)Inc., and subsidiaries and Constellation Investments,(TM) Inc., and
o    nuclear consulting services of Constellation Nuclear,(TM)LLC.

Through June 30, 2000, the financial results of the electric generation portion of our business are included in BGE's regulated electric segment. After that date, we will include the financial results of electric generation in the domestic wholesale energy segment.

Our remaining nonregulated businesses include the:

o    international power projects of Constellation Power, and subsidiaries,
o    energy products and services of Constellation Energy Source,(TM)Inc.,
o home products, commercial building systems, and residential and commercial gas retail marketing of BGE Home Products & Services,(TM) Inc. and subsidiaries,
o general partnership, in which BGE is a partner, of District Chilled Water General Partnership (ComfortLink(R)) that provides cooling services for commercial customers in Baltimore,
o    financial investments of Constellation Investments, and
o real estate and senior-living facilities of Constellation Real Estate Group,(TM)Inc.

As a result of the deregulation of electric generation, we formed two nonregulated subsidiaries that will be included in our domestic wholesale energy segment -- Calvert Cliffs Nuclear Power Plant, Inc. and Constellation Power Source Generation, Inc. Effective July 1, 2000, BGE transferred, at book value, its generation assets and related liabilities to these entities.

Effective July 1, 2000, Calvert Cliffs Nuclear Power Plant, Inc. is a subsidiary of Constellation Nuclear, LLC.

In addition, on July 1, 2000, we formed a nonregulated holding company, Constellation Power Source Holdings, Inc., that includes:

o    our wholesale power marketing of Constellation Power Source,
o our domestic power projects of Constellation Power and subsidiaries and Constellation Investments, and
o    the newly formed Constellation Power Source Generation subsidiary.

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

As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters and six months ended June 30, 2000 and 1999. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis is important in making decisions about your investments in Constellation Energy and/or BGE.

Also, this discussion and analysis is based on the operation of the electric generation portion of our utility business under rate regulation. Our electric business is currently changing as we have transferred our electric generation assets and related liabilities to nonregulated subsidiaries of Constellation Energy and we have entered into retail customer choice for electric generation effective July 1, 2000. Accordingly, the results of operations and financial condition described in this discussion and analysis are not necessarily indicative of future performance.

Strategy
--------
The change toward customer choice will significantly impact our business. In response to this change, we regularly evaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory change. Currently, the majority of our earnings are from BGE. In the future, we expect to derive almost two-thirds of our earnings from competitive markets that are not limited by franchise boundaries.

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

We cannot predict whether any of the strategies described above may actually occur, or what their effect on our financial results or competitive position might be. However, with the shift toward customer choice, competition, and the growth of our nonregulated subsidiaries, various factors will affect our financial results in the future. These factors include, but are not limited to, operating our generation assets in a deregulated market without the benefit of a fuel rate adjustment clause, the loss of revenues due to customers choosing alternative suppliers, higher volatility of earnings and cash flows, and increased financial requirements of our nonregulated subsidiaries. Please refer to the Forward-Looking Statements section on page 37 for additional factors.

Also, these results will not be indicative of the future performance of BGE since BGE transferred all of its generation assets and related liabilities to nonregulated subsidiaries of Constellation Energy effective July 1, 2000. The impact of such transfer on BGE's financial results will be material. The total assets, liabilities, and common shareholders' equity of Constellation Energy will not change as a result of the transfer.

Current Issues
--------------

Competition - Electric
----------------------
Electric utilities are facing competition on various fronts, including:

o    the   construction  of  generating  units  to  meet  increased  demand  for electricity,
o    the sale of electricity in bulk power markets,
o    competing with alternative energy suppliers, and
o    electric sales to retail customers.

On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. In addition, on November 10, 1999, the Maryland PSC issued a Restructuring Order that resolved the major issues surrounding electric restructuring. Effective July 1, 2000, the state of Maryland implemented customer choice for electric suppliers. These matters are discussed further in this section and in Note 4 of our 1999 Annual Report on Form 10-K.

As a result of the deregulation of BGE's electric generation and effective July 1, 2000, the following occurred:

o BGE transferred, at book value, its nuclear generating assets, its nuclear decommissioning trust fund, and related liabilities to Calvert Cliffs Nuclear Power Plant, Inc. In addition, BGE transferred, at book value, its fossil generating assets and related liabilities and its partial ownership interest in two coal plants and a hydroelectric plant located in Pennsylvania to Constellation Power Source Generation, Inc. In total, these generating assets represent about 6,240 megawatts of generation capacity with a total net book value at June 30, 2000 of approximately $2.4 billion.
o BGE transferred approximately $47 million to Calvert Cliffs Nuclear Power Plant, Inc. and $231 million to Constellation Power Source Generation, Inc. of tax-exempt debt related to the transferred assets. Also, Constellation Power Source Generation, Inc. issued approximately $366 million in unsecured promissory notes to BGE. Repayments of the notes by Constellation Power Source Generation, Inc. will be used exclusively to service the current maturities of certain BGE long-term debt.
o BGE transferred equity associated with the generating assets to Calvert Cliffs Nuclear Power Plant, Inc. and Constellation Power Source Generation, Inc.
o The fossil fuel and nuclear fuel inventories, materials and supplies, and certain purchased power contracts of BGE were also assumed by these subsidiaries.

We present pro-forma financial statements for BGE as an exhibit to this Quarterly Report on Form 10-Q (Exhibit 99). The information provided above and in the pro-forma financial statements have been prepared using information available at the date of this report.

Effective July 1, 2000, BGE will provide standard offer service to customers at fixed rates over various time periods during the transition period for those customers that do not choose an alternate supplier. In addition, the electric fuel rate was discontinued effective July 1, 2000. Constellation Power Source will provide BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. Thereafter, BGE will competitively bid the energy and capacity.

Constellation Power Source will obtain the energy and capacity to supply BGE's standard offer service obligations from affiliates that own Calvert Cliffs Nuclear Power Plant (Calvert Cliffs) and BGE's former fossil plants and from purchased power contracts, supplemented with energy purchased from the wholesale energy market as necessary. Our earnings will be exposed to the risks of the competitive wholesale electricity market to the extent that Constellation Power Source has to purchase energy and/or capacity to meet obligations to supply power to BGE at market prices or costs, respectively, which may approach or exceed BGE's standard offer service rates. If the price of obtaining energy in the wholesale market exceeds the fixed standard offer service price, our earnings would be adversely affected. We will also be affected by operational risk, that is, the risk that a generating plant is not available to produce energy when the energy is required. Imbalances in demand and supply can occur not only because of plant outages, but also because of transmission constraints, or extreme temperatures (hot or cold) causing demand to exceed available supply.

We cannot estimate the impact of the increased financial risks associated with customer choice. However, these financial risks could have a material impact on our, and BGE's, financial results.

Competition - Gas
-----------------
Currently, no regulation exists for the wholesale price of natural gas as a commodity, and the regulation of interstate transmission at the federal level has been reduced. All BGE gas customers have the option to purchase gas from other suppliers.

Early Retirement Program
------------------------
In recognition of the changing business environment, in 1999 our Board of Directors approved a Targeted Voluntary Special Early Retirement Program (TVSERP) to provide enhanced early retirement benefits to certain eligible participants in targeted jobs that elected to retire on June 1, 2000. BGE recorded approximately $10.0 million for employees that elected to participate in the program. Of this amount, BGE recorded approximately $3.0 million on its balance sheet as a regulatory asset of its gas business. We will amortize this regulatory asset over a 5-year period as provided by the June 2000 Maryland PSC gas base rate order. The remaining $7.0 million related to BGE's electric business and was charged to expense. We discuss the gas base rate order further in the Regulation by the Maryland PSC section on page 23. We discuss the impact of the TVSERP on our financial results in the Results of Operations section on page 26.


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


Regional Transmission Organizations
-----------------------------------
In December 1999, the FERC issued Order 2000, amending its regulations under the Federal Power Act to advance the formation of Regional Transmission Organizations (RTOs). The regulations require that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in a RTO. FERC also identified the minimum characteristics and functions that a transmission entity must satisfy in order to be considered a RTO.

According to the Order, a public utility that is a member of an existing transmission entity that has been approved by FERC as in conformance with the Independent System Operator (ISO) principles set forth in the FERC Order No. 888, such as BGE, through its membership in the PJM (Pennsylvania-New Jersey-Maryland) Interconnection, must make a filing no later than January 15, 2001. That filing must explain the extent to which the transmission entity in which it participates meets the minimum characteristics and functions of a RTO, and either propose to modify the existing institution to the extent necessary to become a RTO, or explain the efforts, obstacles, and plans with respect to conforming to these characteristics and functions.

As a member of the PJM, an existing ISO, BGE does not expect to be materially impacted by the Order. However, BGE, along with other members of the PJM, is appealing certain aspects of the Order. We cannot determine the full impact of the Order at this time.

Results of Operations for the Quarter and Six Months Ended June 30, 2000 Compared with the Same Periods of 1999
--------------------------------------------------------------------------------

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments.

Overview
--------

Total Earnings Per Share of Common Stock
----------------------------------------

                           Quarter Ended    Six Months Ended
                               June 30           June 30
                          ---------------    ---------------
                            2000    1999      2000     1999
                          -------  ------    ------   ------
Utility business......     $  .34  $  .37    $  .70   $  .82
Nonregulated businesses       .03     .10       .18      .21
                          ------- -------    ------    -----
Total earnings per
   share before
   nonrecurring
   charges included
   in operations .....        .37     .47       .88     1.03
Nonrecurring charges
   included in
   operations:
   Deregulation
     transition cost..       (.10)      -      (.10)       -
   TVSERP.............       (.01)      -      (.03)       -
   Write-down of
     financial
     investment.......          -    (.02)        -     (.02)
                          ------- -------    ------   ------
Total earnings per
   share .............     $  .26  $  .45    $  .75    $1.01
                          ======= =======    ======   ======

Quarter Ended June 30, 2000
---------------------------
Our total earnings for the quarter ended June 30, 2000 decreased $28.4 million, or $.19 per share, compared to the same period of 1999. Our total earnings decreased because we had lower earnings from our utility and nonregulated businesses before nonrecurring charges. In addition, we recorded the following:

o a $24.0 million, or $15.0 million after-tax, deregulation transition cost to a third party incurred by our power marketing business to provide BGE's standard offer service requirements, and
o a $2.8 million, or $1.7 million after-tax, expense for BGE employees that elected to participate in a Targeted Voluntary Special Early Retirement Program (TVSERP) during the second quarter of 2000.

In the second quarter of 2000, utility earnings before nonrecurring charges decreased compared to the same period of 1999 mostly due to the $37.5 million, or $22.7 million after-tax, amortization of the regulatory asset recorded for the reduction of BGE's generation plant as provided for under the Restructuring Order. This was partially offset by higher electric and gas sales.

We discuss our utility earnings, the Restructuring Order, and the TVSERP in more detail in the Utility Business section on page 22.

In the second quarter of 2000, nonregulated earnings before nonrecurring charges decreased compared to the same period of 1999 mostly because of lower earnings from our financial investments and international businesses. Earnings from our domestic wholesale energy business were about the same compared to the same period of 1999. We discuss our nonregulated earnings and the deregulation transition cost in more detail in the Nonregulated Businesses section beginning on page 28.

Six Months Ended June 30, 2000
------------------------------
Our total earnings for the six months ended June 30, 2000 decreased $39.1 million, or $.26 per share, compared to the same period of 1999. Our total earnings decreased because we had lower earnings from our utility and nonregulated businesses before nonrecurring charges. In addition, we recorded the following:

o a $24.0 million, or $15.0 million after-tax, deregulation transition cost to a third party incurred by our power marketing business to provide BGE's standard offer service requirements, and
o a $7.0 million, or $4.2 million after-tax, expense for BGE employees that elected to participate in the TVSERP.

In the six months ended June 30, 2000, utility earnings before nonrecurring charges decreased compared to the same period of 1999 mostly due to the $75.0 million, or $45.4 million after-tax, amortization of the regulatory asset recorded for the reduction of BGE's generation plant as provided for under the Restructuring Order. This was partially offset by higher electric and gas sales.

In the six months ended June 30, 2000, nonregulated earnings before nonrecurring charges decreased compared to the same period of 1999 mostly because of lower earnings from our international business. This was partially offset by higher earnings in our financial investments business and slightly higher earnings from our domestic wholesale energy business.

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

o All customers, except a few commercial and industrial companies that have signed contracts with BGE, can choose their electric energy supplier beginning July 1, 2000. BGE will provide a standard offer service for customers that do not select an alternative supplier. In either case, BGE will continue to deliver electricity to all customers in areas traditionally served by BGE.
o    BGE's electric base rates were frozen through June 30, 2000.
o BGE reduced residential base rates by approximately 6.5%, on average about $54 million a year, beginning July 1, 2000. These rates will not change before July 2006.
o Commercial and industrial customers have up to four service options that will fix electric energy rates and transition charges for a period that generally ranges from four to six years.
o    BGE's electric fuel rate clause was discontinued effective July 1, 2000.
o Electric delivery service rates are frozen for a four-year period for commercial and industrial customers. The generation and transmission components of rates are frozen for different time periods depending on the service options selected by those customers.
o BGE will recover $528 million after-tax of its potentially stranded investments and utility restructuring costs through a competitive transition charge on customers' bills. Residential customers will pay this charge for six years. Commercial and industrial customers will pay in a lump sum or over the four to six-year period, depending on the service option selected by each customer.
o Generation-related regulatory assets and nuclear decommissioning costs are included in delivery service rates effective July 1, 2000 and will be recovered on a basis approximating their amortization schedules prior to July 1, 2000.
o Effective July 1, 2000, BGE unbundled rates to show separate components for delivery service, transition charges, standard offer services (generation), transmission, universal service, and taxes.
o Effective July 1, 2000, BGE transferred, at book value, its ten Maryland-based fossil and nuclear power plants and its partial ownership interest in two coal plants and a hydroelectric plant in Pennsylvania to nonregulated subsidiaries of Constellation Energy.
o BGE reduced its generation assets, as discussed in Note 4 of our 1999 Annual Report on Form 10-K, by $150 million pre-tax during the period July 1, 1999 - June 30, 2000 to mitigate a portion of BGE's potentially stranded investments.
o Universal service will be provided for low-income customers without increasing their bills. BGE will provide its share of a statewide fund totaling $34 million annually.

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

Please refer to the Legal Proceedings section on page 35 for a discussion regarding appeals of the Restructuring Order.

Regulation by the Maryland PSC
------------------------------
Under traditional rate regulation that continues after July 1, 2000 for BGE's electric transmission and distribution, and gas businesses, the Maryland PSC determines the rates we can charge our customers. Currently, our rates consist of a "base rate," a "conservation surcharge," and a "fuel rate."

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

On November 17, 1999, BGE filed an application with the Maryland PSC to increase its gas base rates. On June 19, 2000, the Maryland PSC authorized a $6.4 million annual increase in our gas base rates effective June 22, 2000.

As a result of the Restructuring Order, our residential electric base rates are frozen until 2006.

Electric delivery service rates are frozen for a four-year period for commercial and industrial customers. The generation and transmission components of rates are frozen for different time periods depending on the service options selected by those customers.

Conservation Surcharge
----------------------
The Maryland PSC allows us to include in electric and gas rates a component to recover money spent on conservation programs. This component is called a "conservation surcharge." However, under this surcharge the Maryland PSC limits what our profit can be. If, at the end of the year we have exceeded our allowed profit, we defer (include as a liability in our Consolidated Balance Sheets and exclude from our Consolidated Statements of Income) the excess in that year and we lower the amount of future surcharges to our customers to correct the amount of overage, plus interest. As a result of the Restructuring Order, the electric conservation surcharge was frozen and the associated profit limitation is no longer applicable.

Fuel Rate
---------
Through June 30, 2000, we charged our electric customers separately for the fuel we used to generate electricity (nuclear fuel, coal, gas, or oil) and for the net cost of purchases and sales of electricity. We charged the actual cost of these items to the customer with no profit to us. If these fuel costs went up, the Maryland PSC permitted us to increase the fuel rate. If these costs went down, our customers benefited from a reduction in the fuel rate. The fuel rate was mostly impacted by the amount of electricity generated at Calvert Cliffs because the cost of nuclear fuel is cheaper than coal, gas, or oil.

Under the Restructuring Order, BGE's electric fuel rate was frozen until July 1, 2000, at which time the fuel rate clause was discontinued. We deferred the difference between our actual costs of fuel and energy and what we collected from customers under the fuel rate through June 30, 2000. Currently, earnings are affected by the changes in the cost of fuel and energy. We discuss our exposure to market risk further in the Current Issues section on page 19. In addition, any accumulated difference between our actual costs of fuel and energy and the amounts collected from customers under the electric fuel rate clause through June 30, 2000 would be collected from our customers within a twelve month period as determined by the Maryland PSC. At June 30, 2000, the accumulated difference was $54.6 million.

We charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the Gas Cost Adjustments section on page 27 and in Note 1 of our 1999 Annual Report on Form 10-K.

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

The Maryland PSC allows us to record a monthly adjustment to our gas business revenues to eliminate the effect of abnormal weather patterns. We discuss this further in the Weather Normalization section on page 27.

We show the number of heating degree days in the quarter and six months ended June 30, 2000 and 1999, and the percentage change in the number of degree days between these periods in the following table:

                             Quarter Ended      Six Months Ended
                                June 30             June 30
                          -----------------   -------------------
                            2000      1999      2000       1999
                         --------    ------   -------    --------

Heating degree days...        512       517     2,817       2,907
  Percent change
      from prior period           (1.0)%              (3.1)%

Cooling degree days...        263       203       268         204
  Percent change
     from prior period            29.6%               31.4%


Other Factors
-------------
Other factors, aside from weather, impact the demand for electricity and gas. These factors include the "number of customers" and "usage per customer" during a given period. We use these terms later in our discussions of electric and gas operations. In those sections, we discuss how these and other factors affected electric and gas sales during the periods presented.

The number of customers in a given period is affected by new home and apartment construction and by the number of businesses in our service territory. Effective July 1, 2000, BGE's electric customers can become delivery service customers only and can purchase their electricity from other sources. The remaining electric customers will receive standard offer service from BGE at the fixed rates provided by the Restructuring Order. Usage per customer refers to all other items impacting customer sales that cannot be measured separately. These factors include the strength of the economy in our service territory. When the economy is healthy and expanding, customers tend to consume more electricity and gas. Conversely, during an economic downtrend, our customers tend to consume less electricity and gas.

Utility Earnings Per Share of Common Stock
------------------------------------------

                          Quarter Ended   Six Months Ended
                             June 30          June 30
                         ---------------  ---------------
                           2000    1999     2000     1999
                         -------  ------   ------   ------
 Regulated electric
   business ..........    $  .32  $  .37   $  .55   $  .67
 Regulated gas business      .02      -       .15      .15
                           -----   -----   ------   ------
 Total utility earnings
   per share before
   nonrecurring charge
   included in
   operations ........       .34     .37      .70      .82
 Nonrecurring charge
   included in operations:
   TVSERP .............     (.01)     -      (.03)       -
                           -----   -----   ------   ------
 Total utility earnings
   per share ........     $  .33  $  .37   $  .67   $  .82
                           =====   =====   ======   ======

Our utility earnings for the quarter ended June 30, 2000 decreased $6.0 million, or $.04 per share compared to the same period of 1999. Our utility earnings for the six months ended June 30, 2000, decreased $22.9 million, or $.15 per share compared to the same six months of 1999. We discuss the factors affecting utility earnings on page 25.

Regulated Electric Business
---------------------------
The discussion below reflects the operations of the electric generation portion of our utility business under rate regulation by the Maryland PSC. As discussed earlier in the Introduction and Current Issues sections, retail customer choice for electric generation began effective July 1, 2000. Implementation of customer choice will significantly impact our business.

Electric Revenues
-----------------
The changes in electric revenues in 2000 compared to 1999 were caused by:


                          Quarter Ended   Six Months Ended
                             June 30          June 30
                           2000 vs. 1999   2000 vs. 1999
                         ---------------  ---------------
                                   (In millions)
Electric system sales
  volumes ..............     $  24.6         $  33.0
Base rates .............           -               -
Fuel rates .............         9.4            12.6
                             -------       ---------
Total change in electric
   revenues from electric
   system sales ......          34.0            45.6
Interchange and
   other sales .........        (4.1)           (5.3)
Other ..................         2.4             3.4
                             -------       ---------
Total change in
   electric revenues ...     $  32.3         $  43.7
                             =======       =========

Electric System Sales Volumes
-----------------------------
"Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

The percentage changes in our electric system sales volumes, by type of customer, in 2000 compared to 1999 were:

                     Quarter Ended   Six Months Ended
                       June 30           June 30
                     2000 vs. 1999    2000 vs. 1999
                    --------------   --------------

Residential.......       8.5%             5.4%
Commercial........       8.5              6.0
Industrial........       1.3             (0.3)

During the quarter ended June 30, 2000, we sold more electricity to residential customers due to warmer spring and early summer weather. We sold more electricity to commercial customers due to higher usage per customer, warmer weather, and an increased number of customers. We sold more electricity to industrial customers mostly because usage by Bethlehem Steel (our largest customer) increased as a result of a 1999 shut down for a planned upgrade to their facilities that temporarily reduced their electricity consumption in that year.

During the six months ended June 30, 2000, we sold more electricity to residential customers due to warmer spring and early summer weather and higher usage per customer. We sold more electricity to commercial customers due to higher usage per customer, warmer weather, and an increased number of customers. We sold about the same amount of electricity to industrial customers. The increase in usage by Bethlehem Steel was offset by lower usage by other industrial customers.

Base Rates
----------
During the quarter and six months ended June 30, 2000, base rate revenues were the same compared to the same periods of 1999.

Fuel Rates
----------
During the quarter and six months ended June 30, 2000, fuel rate revenues increased compared to the same periods of 1999 mostly because we sold more electricity.

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

During the quarter and six months ended June 30, 2000, we had lower interchange and other sales compared to the same periods of 1999 mostly because the increased demand for system sales reduced the amount of energy we had available for off-system sales.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                            Quarter Ended       Six Months Ended
                               June 30               June 30
                         -------------------    ----------------
                           2000        1999      2000     1999
                         --------    -------    ------   -------
                                         (In millions)
Actual costs..........    $ 126.0    $ 130.6   $ 247.8   $ 257.9
Net deferral of cost
  under electric fuel
  rate clause ........      (6.5)      (10.6)     (9.7)    (16.7)
                          -------   --------   -------  --------
Total electric fuel
   and purchased energy
   expenses...........    $ 119.5    $ 120.0   $ 238.1   $ 241.2
                         ========   ========   =======  ========

Actual Costs
------------
During the quarter and six months ended June 30, 2000, our actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others were lower compared to the same periods of 1999 mostly because of lower purchased energy costs.

Electric Fuel Rate Clause
-------------------------
Under the electric fuel rate clause, we deferred (included as an asset or liability on the Consolidated Balance Sheets and excluded from the Consolidated Statements of Income) the difference between our actual costs of fuel and energy and what we collected from customers under the fuel rate in a given period. Effective July 1, 2000, the electric fuel rate clause was discontinued. We discuss the accumulated difference between our actual costs and what we collected through June 30, 2000 in the Fuel Rate section on page 23.

During the quarter and six months ended June 30, 2000, our actual costs of fuel and energy were higher than the fuel rate revenues we collected from our customers.

Electric  Operations and Maintenance  Expenses
----------------------------------------------
During the quarter ended June 30, 2000, electric operations and maintenance expenses increased $4.9 million compared to 1999 mostly because we recorded $2.8 million of expense for electric business employees that elected to participate in the TVSERP during the period.

During the six months ended June 30, 2000, electric operations and maintenance expenses were about the same compared to the same period of 1999. During 2000, we recorded $7.0 million of expense for electric business employees that elected to participate in the TVSERP. This was offset by higher expenses in 1999 for employee benefit costs and costs related to a major winter ice storm that increased expenses in that year.

Electric Depreciation and Amortization Expense
----------------------------------------------
During the quarter ended June 30, 2000, electric depreciation and amortization expense increased $36.4 million compared to 1999 mostly because of the $37.5 million amortization of the regulatory asset for the reduction in generation plant provided for in the Restructuring Order.

During the six months ended June 30, 2000, electric depreciation and amortization expense increased $76.0 million compared to 1999 mostly because of the $75.0 million amortization of the regulatory asset for the reduction in generation plant provided for in the Restructuring Order.

Regulated Gas Business
----------------------
All BGE customers have the option to purchase gas from other suppliers. To date, customer choice has not had a material effect on our, and BGE's, financial results.

Gas Revenues
------------
The changes in gas revenues in 2000 compared to 1999 were caused by:

                            Quarter Ended   Six Months Ended
                               June 30          June 30
                            2000 vs. 1999    2000 vs. 1999
                            --------------  ----------------
                                    (In millions)
Gas system
   sales volumes ..........       $  3.3            $  7.3
Base rates ................            -              (0.5)
Weather normalization .....         (0.6)             (3.4)
Gas cost adjustments ......          0.2             (13.2)
                             -----------        -----------
Total change in gas
  revenues from gas
  system sales.............          2.9              (9.8)
Off-system sales...........          8.8              22.9
Other .....................            -               0.3
                             -----------        -----------
Total change in
   gas revenues ...........       $ 11.7            $ 13.4
                             ===========        ===========

Gas System Sales Volumes
------------------------
The percentage changes in our gas system sales volumes, by type of customer, in 2000 compared to 1999 were:

                             Quarter Ended   Six Months Ended
                                June 30          June 30
                             2000 vs. 1999    2000 vs. 1999
                            --------------  ----------------

Residential...............        2.7%             1.3%
Commercial................        7.5              5.2
Industrial................       13.2              4.5

During the quarter ended June 30, 2000, we sold more gas to residential customers compared to the same period of 1999 due to an increased number of customers. We sold more gas to commercial customers mostly because of higher usage per customer. We sold more gas to industrial customers mostly because usage by Bethlehem Steel (our largest customer) and other industrial customers increased. Usage by Bethlehem Steel increased as a result of a 1999 shut down for a planned upgrade to their facilities that temporarily reduced their gas consumption in that year. This was partially offset by a decrease in the number of customers.

During the six months ended June 30, 2000, we sold more gas to residential and commercial customers compared to the same period of 1999 due to higher usage per customer and an increased number of customers. This was partially offset by milder winter weather. We sold more gas to industrial customers mostly because usage by Bethlehem Steel and other industrial customers increased. This was partially offset by a decrease in the number of customers.

Base Rates
----------
During the quarter and six months ended June 30, 2000, base rate revenues were about the same compared to the same periods of 1999.

On June 19, 2000, the Maryland PSC authorized a $6.4 million annual increase in our base rates effective June 22, 2000.

Weather Normalization
---------------------
The Maryland PSC allows us to record a monthly adjustment to our gas revenues to eliminate the effect of abnormal weather patterns on our gas system sales volumes. This means our monthly gas revenues are based on weather that is considered "normal" for the month and, therefore, are not affected by actual weather conditions.

Gas Cost Adjustments
--------------------
We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC. These clauses operate similarly to the electric fuel rate clause described in the Electric Fuel Rate Clause section on page 26. However, under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers, and does not significantly impact earnings.

Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas sales and are included in gas system sales volumes.

During the quarter ended June 30, 2000, gas cost adjustment revenues were about the same compared to the same period of 1999.

During the six months ended June 30, 2000, gas cost adjustment revenues decreased compared to the same period of 1999 mostly because we sold less gas to non-delivery service customers. This was partially offset by a higher price of gas sold.

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

During the quarter and six months ended June 30, 2000, revenues from off-system gas sales increased compared to the same periods of 1999 mostly because we sold more gas off-system at a higher price.

Gas Purchased For Resale Expenses
---------------------------------

                           Quarter Ended       Six Months Ended
                               June 30             June 30
                        -------------------   ------------------
                           2000      1999       2000     1999
                         --------   -------   --------  --------
                                      (In millions)
Actual costs............  $  43.4   $  29.8    $ 149.5   $ 123.0
Net (deferral) recovery
  of costs under gas
  adjustment clause.....     (2.6)      3.2       (5.8)     12.1
                         --------  --------    -------  --------
Total gas purchased
 for resale               $  40.8   $  33.0    $ 143.7   $ 135.1
 expenses............... ========  ========    =======   =======

Actual Costs
------------
Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers.

During the quarter and six months ended June 30, 2000, actual gas costs increased compared to the same periods of 1999 mostly because we bought more gas for off-system sales and all of the gas purchased was at a higher price.

Gas Adjustment Clauses
----------------------
We charge customers for the cost of gas sold through gas adjustment clauses (determined by the Maryland PSC), as discussed under Gas Cost Adjustments earlier in this section.

During the quarter and six months ended June 30, 2000, our actual gas costs were higher than the fuel rate revenues we collected from our customers.

Gas Operations and Maintenance Expenses
---------------------------------------
During the quarter and six months ended June 30, 2000, gas operations and maintenance expenses decreased slightly compared to the same periods of 1999.

Gas Depreciation and Amortization Expense
-----------------------------------------
During the quarter and six months ended June 30, 2000, gas depreciation and amortization expense was about the same compared to the same periods of 1999.

Nonregulated Businesses
-----------------------
Our nonregulated businesses engage primarily in domestic wholesale energy services as discussed in the Introduction section on page 17. We describe our nonregulated businesses in more detail in our 1999 Annual Report on Form 10-K in
Item 1. Business -- Diversified Businesses.

Nonregulated Earnings Per Share of Common Stock
-----------------------------------------------

                              Quarter Ended  Six Months Ended
                                 June 30         June 30
                             --------------   ---------------
                               2000    1999    2000    1999
                             -------  ------  ------ --------
 Domestic wholesale energy
   Power marketing...........  $ .05  $  .08  $  .14   $  .13
   Domestic power projects...    .05     .03     .09      .08
                             ------- ------- -------  -------
 Total domestic wholesale
   energy earnings
   per share before
   nonrecurring charges
   included in operations....    .10     .11     .23      .21
 Other nonregulated
   businesses earnings (loss)
   per share before
   nonrecurring charges
   included in operations....   (.07)   (.01)   (.05)       -
                             ------- ------- -------  -------
 Total nonregulated earnings
   per share before
   nonrecurring charges
   included in operations....    .03     .10     .18      .21
 Nonrecurring charges
   included in operations:
   Deregulation transition
     cost....................   (.10)      -    (.10)       -
   Write-down of financial
     investment..............      -    (.02)      -     (.02)
                             ------- ------- -------  -------
 Total nonregulated earnings
   (loss) per share.......... $ (.07) $  .08  $  .08   $  .19
                             ======= ======= =======  =======

Our total nonregulated earnings for the quarter ended June 30, 2000 decreased $22.4 million, or $.15 per share, compared to the same period of 1999. Our total nonregulated earnings for the six months ended June 30, 2000 decreased $16.2 million, or $.11 per share, compared to the same period of 1999.

We discuss the factors affecting the earnings of our nonregulated businesses below.

Domestic Wholesale Energy
-------------------------

Power Marketing
---------------
During the quarter ended June 30, 2000, earnings from our power marketing business before nonrecurring charges decreased compared to the same period of 1999 mostly because of lower margins, and increased operating expenses associated with the growth of the business.

During the six months ended June 30, 2000, earnings from our power marketing business before nonrecurring charges increased slightly compared to the same period of 1999 mostly because of increased transaction volumes, partially offset by lower margins, and increased operating expenses associated with the growth of the business.

As discussed in the Current Issues section on page 19, Constellation Power Source provides BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period effective July 1, 2000.

Constellation Power Source will obtain the energy and capacity to supply BGE's standard offer service obligations from affiliates that own Calvert Cliffs and BGE's former fossil plants and from purchased power contracts, supplemented with energy purchased from the wholesale energy market as necessary and will also manage our wholesale market price risk.

In June 2000, Constellation Power Source recognized a $15.0 million after-tax, or $.10 per share, deregulation transition cost to a third party related to BGE's standard offer service requirements.

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

Constellation Power Source's management uses its best estimates to determine the fair value of commodity and derivative positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from power marketing and trading activities, and such variations could be material. Assets and liabilities from energy trading activities (as shown in our Consolidated Balance Sheets beginning on page 4) increased at June 30, 2000 compared to December 31, 1999 because of business growth during the period.

Domestic Power Projects
-----------------------
During the quarter and six months ended June 30, 2000, earnings from our domestic power projects business increased compared to the same periods of 1999 mostly because our domestic power projects business recognized an $8.2 million after-tax, or $.05 per share, gain on the termination of an operating arrangement and the sale of certain subsidiaries. This increase was partially offset by lower earnings from our California power purchase agreements. These are discussed in further detail below.

In April 2000, Constellation Operating Services, Inc. (COSI), a subsidiary of Constellation Power, Inc., ended its exclusive arrangement with Orion Power Holdings, Inc. to operate Orion's facilities. Orion purchased from COSI the four subsidiary companies formed to operate power plants owned by Orion. As a result, COSI recognized an $8.2 million after-tax gain during the second quarter of 2000.

California Power Purchase Agreements
------------------------------------
Constellation Power and subsidiaries and Constellation Investments have $294.7 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Earnings from these projects were $1.9 million, or $.01 per share, for the quarter ended June 30, 2000 compared to $5.9 million, or $.04 per share for the same period of 1999. Earnings from these projects were $8.8 million, or $.06 per share, for the six months ended June 30, 2000 compared to $13.9 million, or $.09 per share for the same period of 1999.


Under these agreements, the electricity rates change from fixed rates to variable rates beginning in 1996 and continuing through 2000. The projects which already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates.

At the date of this report, 11 projects had already transitioned to variable rates. The remaining three projects will transition in November and December 2000. Those projects changing over later in 2000 contributed $3.6 million, or $.02 per share to the quarter ended June 30, 2000 earnings and $8.7 million, or $.06 per share to the six months ended June 30, 2000 earnings.

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

We also describe these projects and the transition process in the Notes to Consolidated Financial Statements on page 16.

Other Nonregulated Businesses
-----------------------------
During the quarter ended June 30, 2000, earnings from our other nonregulated businesses before nonrecurring charges decreased compared to the same period of 1999 mostly because of lower earnings from our financial investments and international businesses. Our financial investments business had lower earnings due to a decline in its market performance, and our international business had lower earnings primarily due to increased operating expenses in Guatemala.

During the six months ended June 30, 2000, earnings from our other nonregulated businesses before nonrecurring charges decreased compared to the same period of 1999 mostly because of lower earnings from our international business. This was partially offset by higher earnings from our financial investments business due to better market performance of its investments.

In December 1999, we decided to exit the international portion of our power projects business as part of our strategy to improve our competitive position. We expect to complete our exit strategy by the end of 2000. We discuss our strategy further in the Strategy section on page 18.

In June 1999, our financial investments business wrote-down its $94.2 million investment in Capital Re stock by $3.6 million after-tax, or $.02 per share to reflect the valuation for the exchange of its shares of common stock in Capital Re for common stock of ACE Limited. This exchange is discussed further in our 1999 Annual Report on Form 10-K.

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

Consolidated Nonoperating Income and Expenses
---------------------------------------------

Fixed Charges
-------------
During the quarter and six months ended June 30, 2000, fixed charges increased compared to the same periods of 1999 mostly because we had more debt outstanding.

Income Taxes
------------
During the quarter ended June 30, 2000, our total income taxes decreased compared to the same period of 1999 mostly because we had lower taxable income partially offset by a $7.0 million increase at BGE as a result of comprehensive changes to the state and local tax laws. We discuss the comprehensive tax law changes in Note 4 of our 1999 Annual Report on Form 10-K.

During the six months ended June 30, 2000, our total income taxes decreased compared to the same period of 1999 mostly because we had lower taxable income partially offset by a $17.3 million increase at BGE as a result of comprehensive changes to the state and local tax laws.

Financial Condition
-------------------

Cash Flows
----------
                                     Six Months Ended
                                         June 30
                                 --------------------
                                    2000      1999
                                 ---------- ---------
                                     (In millions)
  Cash provided by (used in):

   Operating Activities            $342.3    $370.2
   Investing Activities            (458.1)   (195.5)
   Financing Activities             169.5    (245.0)

During the six months ended June 30, 2000, we generated less cash from operations compared to the same period in 1999 mostly because of changes in working capital requirements.

During the six months ended June 30, 2000, we used more cash for investing activities compared to the same period in 1999 mostly due to an increase in investments in our domestic power projects business and Orion and an increase in utility construction expenditures. In addition, our real estate and senior-living facilities business received less cash compared to the same period of 1999, due to the sale of a project in 1999. We did not have a similar sale in 2000.

During the six months ended June 30, 2000, we had more cash from financing activities compared to the same period of 1999 mostly because we issued more long-term debt. This was partially offset by repayment of our short-term borrowings that matured.

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


                       Standard      Moody's     Duff & Phelps'
                       & Poors      Investors       Credit
                     Rating Group    Service       Rating Co.
                     ------------  -----------  -------------

Constellation Energy
--------------------
Unsecured Debt           A-             A3            A

BGE
---
Mortgage Bonds           AA-            A1            AA-
Unsecured Debt           A              A2            A+
Trust Originated
  Preferred Securities
  and Preference Stock   A-             "a2"          A


Capital Resources
-----------------
Our business requires a great deal of capital. Our estimated annual amounts for the years 2000 through 2002, are shown in the table on page 32. For the twelve months ended June 30, 2000, the ratio of earnings to fixed charges for Constellation Energy was 2.61. The ratio of earnings to fixed charges for BGE was 3.40 and the ratio of earnings to combined fixed charges and preferred and preference dividend requirements for BGE was 3.06.

We will continue to have cash requirements for:

o working capital needs including the payments of interest, distributions, and dividends,
o    capital expenditures, and
o    the retirement of debt and redemption of preference stock.

Capital requirements for 2000 through 2002 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table on page 32 because of a number of factors including:

o    regulation, legislation, and competition,
o    BGE load requirements,
o    environmental protection standards,
o    the type and number of projects selected for development,
o    the effect of market conditions on those projects,
o    the cost and availability of capital, and
o    the availability of cash from operations.

Our  estimates  are  also  subject  to  additional   factors.   Please  see  the
Forward-Looking Statements section on page 37.

Effective July 1, 2000, all of BGE's generation assets were transferred to nonregulated subsidiaries of Constellation Energy. The discussion and table for capital requirements on page 32 include these generation assets as part of the utility's regulated electric business through June 30, 2000. After that date, the capital requirements are included in the domestic wholesale energy business.



                                                                             Calendar Year Estimates
                                                                    2000             2001           2002
                                                               --------------   -------------   ------------
                                                                                (In millions)
Utility Capital Requirements:
-----------------------------
Construction expenditures (excluding AFC):
   Regulated Electric:
           Generation (including nuclear fuel)                          $  94            $  -           $  -
           Transmission and distribution                                  177             167            167
                                                                    ---------        --------       --------
           Total regulated electric                                       271             167            167
   Regulated Gas                                                           56              54             54
   Common                                                                  22              18             18
                                                                    ---------        --------       --------
   Total construction expenditures                                        349             239            239
Retirement of long-term debt and redemption of
  preference stock                                                        122             194            148
                                                                    ---------        --------       --------
Total utility capital requirements                                        471             433            387
                                                                    ---------        --------       --------

Nonregulated Capital Requirements:
----------------------------------
Investment requirements:
   Domestic Wholesale Energy                                              697*          1,241          1,078
   Other                                                                   47              54             42
                                                                    ---------        --------       --------
   Total investment requirements                                          744           1,295          1,120
Retirement of long-term debt                                              583             439              7
                                                                    ---------        --------       --------
Total nonregulated capital requirements                                 1,327           1,734          1,127
                                                                    ---------        --------       --------
Total capital requirements                                             $1,798          $2,167         $1,514
                                                                    =========        ========       ========


* Effective July 1, 2000, includes approximately $110 million for electric generation and nuclear fuel formerly part of BGE's regulated electric business.

Capital Requirements
--------------------
Electric Generation
-------------------
Electric construction expenditures for our regulated electric segment include improvements to generating plants and costs for replacing the steam generators at Calvert Cliffs through June 30, 2000. Thereafter, these expenditures are reflected in our domestic wholesale energy segment.

In March 2000, we received the license extension from the NRC that extends our operating licenses to 2034 for Unit 1 and 2036 for Unit 2 as discussed in the Current Issues section on page 20. If we do not replace the steam generators, we will not be able to operate these units through our operating licenses period. We expect the steam generator replacement to occur during the 2002 refueling outage for Unit 1 and during the 2003 refueling outage for Unit 2. We estimate these Calvert Cliffs' costs to be:

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

We discuss the NOx regulations and timing of expenditures in the Environmental Matters section of the Notes to Consolidated Financial Statements on page 14.

Electric Transmission and Distribution, and Gas
-----------------------------------------------
Regulated   electric   transmission  and  distribution,   and  gas  construction
expenditures primarily include new business construction needs and improvements to existing facilities.

Domestic Wholesale Energy Business
----------------------------------
Our domestic wholesale energy business will require additional funding for growing its power marketing business and developing and acquiring power projects.

Our domestic wholesale energy business investment requirements include the planned construction of 1,100 megawatts of peaking capacity in the Mid-Atlantic/Mid-West region by the summer of 2001 and an additional 4,300 megawatts of peaking and combined cycle production facilities scheduled for completion in 2002 and beyond in the Mid-West and South regions.

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

Future funding for capital expenditures is expected from internally generated funds, commercial paper issuances, available capacity under credit facilities, the issuance of long-term debt, trust securities, or preference stock, and/or from time to time equity contributions from Constellation Energy.

At June 30, 2000, FERC authorized BGE to issue up to $700 million of short-term borrowings, including commercial paper. In addition, BGE maintains $183 million in annual committed bank lines of credit and has $60 million in bank revolving credit agreements to support the commercial paper program. In addition, BGE has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

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

At June 30, 2000, Constellation Energy has a commercial paper program where it can issue up to $500 million in short-term notes to fund its nonregulated businesses. To support its commercial paper program, Constellation Energy maintains two revolving credit agreements totaling $565 million, of which one facility can also issue letters of credit. In addition, Constellation Energy has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

Other Nonregulated Businesses
-----------------------------
BGE Home Products & Services may meet capital requirements through sales of receivables. ComfortLink has a revolving credit agreement totaling $50 million to provide liquidity for short-term financial needs.

If we can get a reasonable value for our real estate projects, senior-living facilities, and other investments, additional cash may be obtained by selling them. Our ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss the real estate and senior-living facilities business and market conditions in the Other Nonregulated Businesses section on page 30.

Other Matters
-------------

Environmental Matters
---------------------
We are subject to federal, state, and local laws and regulations that work to improve or maintain the quality of the environment. If certain substances were disposed of or released at any of our properties, whether currently operating or not, these laws and regulations require us to remove or remedy the effect on the environment. This includes Environmental Protection Agency Superfund sites. You will find details of our environmental matters in the Environmental Matters section of the Notes to Consolidated Financial Statements beginning on page 14 and in our 1999 Annual Report on Form 10-K in Item 1. Business - Environmental Matters. These details include financial information. Some of the information is about costs that may be material.

Accounting Standards Issued
---------------------------
In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging
Activities, that amends certain provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and addresses a limited number of implementation issues related to SFAS No. 133.

In July 1999, the FASB issued SFAS No. 137 that delays the effective date for SFAS No. 133 by one year. Therefore, we must adopt the provisions of SFAS No. 133 in our financial statements for the quarter ended March 31, 2001.

We are evaluating the implications of SFAS Nos. 133 and 138, but have not determined the effects on our financial results. However, SFAS Nos. 133 and 138 will not significantly impact our power marketing business as this business uses mark-to-market accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

o risk associated with the purchase and sale of energy in a deregulated environment as discussed in the Current Issues section of Management's Discussion and Analysis on page 19,
o financing activities in the Notes to Consolidated Financial Statements on page 13, and
o activities of our power marketing business in the Power Marketing section of Management's Discussion and Analysis on page 28.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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

Restructuring Order
-------------------
In early December 1999, the Mid-Atlantic Power Supply Association (MAPSA), Trigen-Baltimore Energy Corporation and Sweetheart Cup Company, Inc. filed appeals of the Restructuring Order, which were consolidated in the Baltimore City Circuit Court. MAPSA also filed a motion to delay implementation of the Restructuring Order, pending a decision on the merits of the appeals by the court.

On April 21, 2000, the Circuit Court dismissed MAPSA's appeal based on a lack of standing (the right of a party to bring a lawsuit to court) and denied its motion for a delay of the Restructuring Order. However, MAPSA filed an appeal of this decision. On May 24, 2000, the Circuit Court dismissed both the Trigen and Sweetheart Cup appeals.

On June 30, 2000, the Maryland Court of Appeals granted MAPSA's petition to review whether MAPSA had standing to challenge the merits of the Restructuring Order and ordered a delay of the implementation of the Restructuring Order.

On July 20, 2000, the Court of Appeals rescinded its delay of implementation of the Restructuring Order, but found that MAPSA had standing, sending the case back to the Circuit Court.

On July 21, 2000, the Circuit Court re-imposed the delay of implementation of the Restructuring Order to review the filings in the case. The Circuit Court rescinded its delay on August 4, 2000; however, a hearing on the merits of the Restructuring Order is scheduled for August 23, 2000.

The effect of the appeals of the Restructuring Order was to delay the implementation of customer choice in BGE's service territory. However, once the delay was rescinded on August 4, 2000, BGE agreed to retroactively adjust its rates as if customer choice had been implemented July 1, 2000. While we believe that MAPSA's case is without merit, no assurance can be given as to its timing or outcome, which could have a material adverse effect on our, and BGE's, financial results.

Asset Transfer Order
--------------------
On July 6, 2000, MAPSA and Shell Energy LLC filed, in the Circuit Court for Baltimore City, a petition for review and a delay of the Maryland PSC's order approving the transfer of BGE's generation assets issued on June 19, 2000. The Court denied the delay on August 4, 2000. A hearing on the petition is scheduled for August 23, 2000. We also believe that this petition is without merit. However, we cannot predict the timing, or outcome, of this case, which could have a material adverse effect on our, and BGE's, financial results.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 28, 2000, Constellation Energy Group held its annual meeting of shareholders. At that meeting, the following matters were voted upon:

1. All of the Directors nominated by Constellation Energy Group were selected as follows:

                                                                     COMMON SHARES CAST:
                                                                     -------------------

                                                              For               Against              Abstain
                                                              ---               -------              -------
      Douglas L. Becker                                  115,808,626          17,076,048            2,222,777
      J. Owen Cole                                       131,949,012             935,662            2,222,777
      Dan A. Colussy                                     132,035,908             848,766            2,222,777
      Edward A. Crooke                                   131,877,340           1,007,334            2,222,777
      Michael D. Sullivan                                131,539,851           1,344,823            2,222,777

All other directors whose term of office continues as of the date of this meeting:

      H. Furlong Baldwin
      James T. Brady
      Beverly B. Byron
      James R. Curtiss
      Roger W. Gale
      Jerome W. Geckle
      Dr. Freeman A. Hrabowski, III
      Nancy Lampton
      Adm. Charles R. Larson
      Christian H. Poindexter
      George L. Russell, Jr.
      Mayo A. Shattuck, III

2. The ratification of PricewaterhouseCoopers LLP as independent accountants was approved. With respect to holders of common stock, the number of affirmative votes cast were 132,931,971, the number of negative votes cast were 1,170,206, and the number of abstentions were 1,183,430.

3. The shareholder proposal for the adoption and implementation of a policy of Confidential Voting was defeated. With respect to holders of common stock, the number of affirmative votes cast were 45,564,679, the number of negative votes cast were 67,075,547, and the number of abstentions were 4,815,338.

Item 5.  Other Information

Forward-Looking Statements
--------------------------
We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

o    general economic, business, and regulatory conditions,
o    energy supply and demand,
o    competition,
o    federal and state regulations,
o    availability, terms, and use of capital,
o    nuclear and environmental issues,
o    weather,
o implications of the Restructuring Order issued by the Maryland PSC, including the outcome of MAPSA's appeal as discussed on page 35,
o    commodity price risk,
o operating our generation assets in a deregulated market without the benefit of a fuel rate adjustment clause,
o    loss of revenue due to customers choosing alternative suppliers,
o    higher volatility of earnings and cash flows,
o    increased financial requirements of our nonregulated subsidiaries,
o inability to recover all costs associated with providing electric retail customers service during the electric rate freeze period, and
o implications from the transfer of BGE's generation assets and related liabilities to nonregulated subsidiaries of Constellation Energy, including the outcome of an appeal of the Maryland PSC's Order regarding the transfer of generation assets.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

Item 6. Exhibits and Reports on Form 8-K

(a)  *  Exhibit No. 2(a)    Agreement and Plan of Reorganization and Corporate
                            Separation (Nuclear). (Designated as Exhibit No.
                            2(a) in Form 8-K dated July 7, 2000, File Nos.
                            1-12869 and 1-1910.)
     *  Exhibit No. 2(b)    Agreement and Plan of Reorganization and Corporate
                            Separation Fossil). (Designated as Exhibit No. 2(b)
                            in Form 8-K dated July 7, 2000, File Nos. 1-12869
                            and 1-1910.)
        Exhibit 10(a)       Full Requirements Service Agreement Between
                            Constellation Power Source, Inc. and Baltimore Gas
                            and Electric Company.
        Exhibit 10(b)       Constellation Energy Group, Inc. Benefits
                            Restoration Plan.
        Exhibit 10(c)       Constellation Energy Group, Inc. Supplemental
                            Pension Plan.
        Exhibit 10(d)       Constellation Energy Group, Inc. Senior Executive
                            Supplemental Plan.
        Exhibit 10(e)       Constellation Energy Group, Inc. Supplemental
                            Benefits Plan.
        Exhibit No. 12(a)   Constellation Energy Group, Inc.  Computation of
                            Ratio of Earnings to Fixed Charges.
        Exhibit No. 12(b)   Baltimore Gas and Electric Company Computation of
                            Ratio of Earnings to Fixed Charges and Computation
                            of Ratio of Earnings to Combined Fixed Charges and
                            Preferred and Preference Dividend Requirements.
        Exhibit No. 27(a)   Constellation Energy Group, Inc. Financial Data
                            Schedule.
        Exhibit No. 27(b)   Baltimore Gas and Electric Company Financial Data
                            Schedule.
        Exhibit No. 99      BGE  Pro Forma Financial Statements - Generation
                            Asset Transfer.



(b)     Reports on Form 8-K for the quarter ended June 30, 2000:

        None.



        ------------
        * Incorporated by Reference

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


                                                CONSTELLATION ENERGY GROUP, INC.
                                                --------------------------------
                                                            (Registrant)


                                              BALTIMORE GAS AND ELECTRIC COMPANY
                                              ----------------------------------
                                                            (Registrant)




Date:      August 14, 2000                          /s/ D. A. Brune
           ---------------         ---------------------------------------------
                                  D. A. Brune, Vice President on behalf of each Registrant and as Principal Financial Officer of each Registrant