Form 10-Q
period 2000-09-30
CONSTELLATION ENERGY GROUP INC; BALTIMORE GAS & ELECTRIC CO
filed 2000-11-14
CIK 1004440, 9466

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended SEPTEMBER 30, 2000

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

Yes   X        No
     ----

Common Stock, without par value 150,531,716 shares outstanding of Constellation Energy Group, Inc. on October 31, 2000.


                                TABLE OF CONTENTS

                                                                                                           Page
Part I -- Financial Information
    Item 1 -- Financial Statements
              Constellation Energy Group, Inc. and Subsidiaries
              Consolidated Statements of Income......................................................          3
              Consolidated Statements of Comprehensive Income........................................          3
              Consolidated Balance Sheets............................................................          4
              Consolidated Statements of Cash Flows..................................................          6

              Baltimore Gas and Electric Company and Subsidiaries
              Consolidated Statements of Income......................................................          7
              Consolidated Statements of Comprehensive Income........................................          7
              Consolidated Balance Sheets............................................................          8
              Consolidated Statements of Cash Flows..................................................         10

              Notes to Consolidated Financial Statements.............................................         11

    Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
              Introduction...........................................................................         18
              Strategy...............................................................................         19
              Current Issues.........................................................................         20
              Results of Operations..................................................................         24
              Financial Condition....................................................................         32
              Capital Resources......................................................................         33
              Other Matters..........................................................................         35

    Item 3 -- Quantitative and Qualitative Disclosures About Market Risk.............................         35

Part II -- Other Information

    Item 1 -- Legal Proceedings......................................................................         36

    Item 5 -- Other Information......................................................................         37

    Item 6 -- Exhibits and Reports on Form 8-K.......................................................         38

    Signature........................................................................................         39


                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                        2000           1999              2000              1999
                                                      --------       --------          --------         --------
                                                                 (In Millions, Except Per-Share Amounts)
Revenues
  Nonregulated revenues                                $ 296.7        $ 258.9           $ 781.4          $ 782.2
  Regulated electric revenues                            598.2          691.2           1,688.0          1,737.2
  Regulated gas revenues                                  86.7           60.1             372.8            332.7
                                                      --------       --------          --------         --------
  Total revenues                                         981.6        1,010.2           2,842.2          2,852.1

Expenses
  Operating expenses                                     512.2          574.5           1,680.8          1,761.3
  Depreciation and amortization                          107.6           92.9             370.7            274.0
  Taxes other than income taxes                           46.4           65.1             158.8            177.2
                                                      --------       --------          --------         --------
  Total expenses                                         666.2          732.5           2,210.3          2,212.5
                                                      --------       --------          --------         --------
Income From Operations                                   315.4          277.7             631.9            639.6

Other Income                                               0.9            1.2               7.0              5.7
                                                      --------       --------          --------         --------

Income Before Fixed Charges and Income Taxes             316.3          278.9             638.9            645.3

Fixed Charges
  Interest expense (net)                                  66.6           61.7             192.0            181.1
  BGE preference stock dividends                           3.3            3.4               9.9             10.2
                                                      --------       --------          --------         --------
  Total fixed charges                                     69.9           65.1             201.9            191.3
                                                      --------       --------          --------         --------
Income Before Income Taxes                               246.4          213.8             437.0            454.0

Income Taxes
  Current                                                108.3           76.7             215.1            152.6
  Deferred                                                (7.3)           3.2             (31.0)            20.9
  Investment tax credit adjustments                       (2.1)          (2.2)             (6.3)            (6.4)
                                                      --------       --------          --------         --------
  Total income taxes                                      98.9           77.7             177.8            167.1
                                                      --------       --------          --------         --------

Net Income                                             $ 147.5        $ 136.1           $ 259.2          $ 286.9
                                                      ========       ========          ========         ========

Earnings Applicable to Common Stock                    $ 147.5        $ 136.1           $ 259.2          $ 286.9
                                                      ========       ========          ========         ========

Average Shares of Common Stock Outstanding               150.1          149.6             149.8            149.6

Earnings per Common Share and Earnings
    Per Common Share Assuming Dilution                   $0.98          $0.91             $1.73            $1.92
Dividends Declared Per Common Share                      $0.42          $0.42             $1.26            $1.26


Consolidated Statements of Comprehensive Income (Unaudited)

                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                        2000           1999              2000             1999
                                                      --------       --------          --------         --------
                                                                            (In Millions)
Net Income                                             $ 147.5        $ 136.1           $ 259.2          $ 286.9
Other comprehensive income (loss), net of taxes           17.7            5.0              41.8             (6.5)
                                                      --------       --------          --------         --------
Comprehensive Income                                   $ 165.2        $ 141.1           $ 301.0          $ 280.4
                                                      ========       ========          ========         ========

See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                               September 30,     December 31,
                                                                                   2000*             1999
                                                                               -------------    -------------
                                                                                         (In Millions)
Assets
  Current Assets
    Cash and cash equivalents                                                        $ 50.4           $ 92.7
    Accounts receivable (net of allowance for uncollectibles
          of $25.5 and $36.6 respectively)                                            842.1            578.5
    Trading securities                                                                180.2            136.5
    Assets from energy trading activities                                           1,573.7            312.1
    Fuel stocks                                                                       101.9             94.9
    Materials and supplies                                                            155.6            149.1
    Prepaid taxes other than income taxes                                             140.2             72.4
    Other                                                                              36.4             54.0
                                                                               -------------    -------------
    Total current assets                                                            3,080.5          1,490.2

  Investments and Other Assets
    Real estate projects and investments                                              296.4            310.1
    Investments in power projects                                                     538.8            547.3
    Financial investments                                                             192.2            145.4
    Nuclear decommissioning trust fund                                                235.0            217.9
    Net pension asset                                                                  97.2             99.5
    Investment in Orion Power Holdings, Inc.                                          232.1            105.7
    Other                                                                             120.4            154.3
                                                                               -------------    -------------
    Total investments and other assets                                              1,712.1          1,580.2

  Property, Plant and Equipment
          Regulated property, plant and equipment:
          Plant in service                                                          4,746.0          8,620.1
          Construction work in progress                                                68.8            222.3
          Plant held for future use                                                     9.7             13.0
                                                                               -------------    -------------
          Total regulated property, plant and equipment                             4,824.5          8,855.4
    Nonregulated generation property, plant and equipment                           4,906.5            341.3
    Other nonregulated property, plant and equipment                                  165.1            152.7
    Nuclear fuel (net of amortization)                                                137.4            133.8
    Accumulated depreciation                                                       (3,745.6)        (3,559.1)
                                                                               -------------    -------------
    Net property, plant and equipment                                               6,287.9          5,924.1

  Deferred Charges
    Regulatory assets (net)                                                           514.2            637.4
    Other                                                                              61.3             51.9
                                                                               -------------    -------------
    Total deferred charges                                                            575.5            689.3
                                                                               -------------    -------------

Total Assets                                                                     $ 11,656.0        $ 9,683.8
                                                                               =============    =============

* Unaudited

See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                               September 30,     December 31,
                                                                                   2000*             1999
                                                                               -------------    -------------
                                                                                        (In Millions)
Liabilities and Capitalization
  Current Liabilities
    Short-term borrowings                                                           $ 505.0          $ 371.5
    Current portion of long-term debt                                                 660.9            808.3
    Accounts payable                                                                  693.7            365.1
    Liabilities from energy trading activities                                      1,260.6            163.8
    Dividends declared                                                                 66.2             66.1
    Accrued taxes                                                                      90.8             19.2
    Other                                                                             206.8            209.4
                                                                               -------------    -------------
    Total current liabilities                                                       3,484.0          2,003.4

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                           1,273.9          1,288.8
    Postretirement and postemployment benefits                                        261.7            269.8
    Deferred investment tax credits                                                   103.4            109.6
    Other                                                                             355.7            253.8
                                                                               -------------    -------------
    Total deferred credits and other liabilities                                    1,994.7          1,922.0

  Long-term Debt
    First refunding mortgage bonds of BGE                                           1,174.7          1,321.7
    Other long-term debt of BGE                                                       603.6          1,135.8
    Company obligated mandatorily redeemable trust preferred
         securities of subsidiary trust holding solely 7.16% debentures
         of BGE due June 30, 2038                                                     250.0            250.0
    Long-term debt of nonregulated businesses                                       1,477.2            686.8
    Unamortized discount and premium                                                   (9.3)           (10.6)
    Current portion of long-term debt                                                (660.9)          (808.3)
                                                                               -------------    -------------
    Total long-term debt                                                            2,835.3          2,575.4

  BGE Preference Stock Not Subject to Mandatory Redemption                            190.0            190.0

  Common Shareholders' Equity
    Common stock                                                                    1,540.9          1,494.0
    Retained earnings                                                               1,569.4          1,499.1
    Accumulated other comprehensive income (loss)                                      41.7             (0.1)
                                                                               -------------    -------------
    Total common shareholders' equity                                               3,152.0          2,993.0
                                                                               -------------    -------------
    Total capitalization                                                            6,177.3          5,758.4
                                                                               -------------    -------------

Total Liabilities and Capitalization                                             $ 11,656.0        $ 9,683.8
                                                                               =============    =============


* Unaudited

See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

                CONSTELLATION ENERGY GROUP, INC. AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Statements of Cash Flows (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          2000           1999
                                                                       -----------    -----------
                                                                              (In Millions)
Cash Flows From Operating Activities
  Net income                                                              $ 259.2        $ 286.9
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                           411.1          316.2
    Deferred income taxes                                                   (31.0)          20.9
    Investment tax credit adjustments                                        (6.3)          (6.4)
    Deferred fuel costs                                                      11.0          (51.2)
    Accrued pension and postemployment benefits                              18.1           35.5
    Gain on sale of subsidiaries                                            (13.3)             -
    Write-down of real estate investment                                        -            5.2
    Write-down of financial investment                                          -           33.8
    Write-off of power project                                                  -           10.2
    Equity in earnings of affiliates and joint ventures (net)                (6.3)          22.4
    Changes in assets from energy trading activities                     (1,261.6)         (74.1)
    Changes in liabilities from energy trading activities                 1,096.8          (12.3)
    Changes in other current assets                                        (243.3)        (355.5)
    Changes in other current liabilities                                    270.1          234.8
    Other                                                                    84.3           17.1
                                                                       -----------    -----------
   Net cash provided by operating activities                                588.8          483.5
                                                                       -----------    -----------

Cash Flows From Investing Activities
  Purchases of property, plant and equipment and
    other capital expenditures                                             (626.9)        (351.9)
  Contributions to nuclear decommissioning trust fund                       (13.5)         (13.2)
  Purchases of marketable equity securities                                 (36.3)         (17.2)
  Sales of marketable equity securities                                      39.6           12.5
  Other financial investments                                                10.4           15.1
  Real estate projects and investments                                        9.3           46.2
  Power projects investments                                                (14.9)         (11.0)
  Investment in Orion Power Holdings, Inc.                                 (101.5)         (97.7)
  Other                                                                       5.4          (24.6)
                                                                       -----------    -----------
  Net cash used in investing activities                                    (728.4)        (441.8)
                                                                       -----------    -----------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                 7,883.8        2,412.2
    Long-term debt                                                          803.0          289.7
    Common stock                                                             35.9            9.5
  Repayments of short-term borrowings                                    (7,750.3)      (2,269.1)
  Reacquisitions of long-term debt                                         (691.8)        (399.6)
  Redemption of preference stock                                                -           (7.0)
  Common stock dividends paid                                              (188.5)        (188.3)
  Other                                                                       5.2           (6.4)
                                                                       -----------    -----------
  Net cash provided by (used in) financing activities                        97.3         (159.0)
                                                                       -----------    -----------

Net Decrease in Cash and Cash Equivalents                                   (42.3)        (117.3)
Cash and Cash Equivalents at Beginning of Period                             92.7          173.7
                                                                       -----------    -----------
Cash and Cash Equivalents at End of Period                                 $ 50.4         $ 56.4
                                                                       ===========    ===========

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                            $ 205.0        $ 174.9
    Income taxes paid                                                     $ 136.1        $ 102.2

See Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform with the current period's presentation.

               BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Income (Unaudited)

                                                              Three Months Ended         Nine Months Ended
                                                               September 30,                September 30,
                                                            2000          1999           2000          1999
                                                          ---------     ----------    ----------    ----------
                                                                              (In Millions)
Revenues
  Electric Revenues                                        $ 598.4        $ 691.4     $ 1,688.4     $ 1,737.5
  Gas Revenues                                                90.1           62.9         377.8         337.3
  Nonregulated Revenues                                        1.5            1.7           3.9         346.7
                                                          ---------     ----------    ----------    ----------
  Total revenues                                             690.0          756.0       2,070.1       2,421.5

Operating Expenses
  Electric fuel and purchased energy                         388.3          130.0         632.4         375.3
  Gas purchased for resale                                    48.2           21.3         192.0         156.4
  Operations and maintenance                                  88.0          167.1         457.5         539.2
  Nonregulated - selling, general, and administrative          1.0            1.1           2.8         285.3
  Depreciation and amortization                               63.8           89.0         313.6         267.5
  Taxes other than income taxes                               35.7           64.2         146.2         175.6
                                                          ---------     ----------    ----------    ----------
  Total operating expenses                                   625.0          472.7       1,744.5       1,799.3
                                                          ---------     ----------    ----------    ----------
Income From Operations                                        65.0          283.3         325.6         622.2

Other Income
  Allowance for equity funds used during construction          0.6            1.5           2.1           5.2
  Equity in earnings of Safe Harbor Water Power Corporation      -            1.2           2.4           3.8
  Net other income (expense)                                   3.7           (0.5)          5.4          (3.6)
                                                          ---------     ----------    ----------    ----------
  Total other income                                           4.3            2.2           9.9           5.4
                                                          ---------     ----------    ----------    ----------
Income Before Fixed Charges and Income Taxes                  69.3          285.5         335.5         627.6

Fixed Charges
  Interest expense (net)                                      45.3           48.1         142.2         162.3
  Capitalized interest                                           -              -             -          (0.4)
  Allowance for borrowed funds used during construction       (0.3)          (0.8)         (2.9)         (2.8)
                                                          ---------     ----------    ----------    ----------
  Total fixed charges                                         45.0           47.3         139.3         159.1
                                                          ---------     ----------    ----------    ----------
Income Before Income Taxes                                    24.3          238.2         196.2         468.5

Income Taxes
  Current                                                     17.9           80.5         119.8         169.1
  Deferred                                                    (6.3)           4.9         (38.8)          3.5
  Investment tax credit adjustments                           (0.6)          (2.1)         (4.7)         (6.4)
                                                          ---------     ----------    ----------    ----------
  Total income taxes                                          11.0           83.3          76.3         166.2
                                                          ---------     ----------    ----------    ----------

Net Income                                                    13.3          154.9         119.9         302.3
Preference Stock Dividends                                     3.3            3.4           9.9          10.2
                                                          ---------     ----------    ----------    ----------

Earnings Applicable to Common Stock                         $ 10.0        $ 151.5       $ 110.0       $ 292.1
                                                          =========     ==========    ==========    ==========


Consolidated Statements of Comprehensive Income (Unaudited)
                                                             Three Months Ended          Nine Months Ended
                                                                September 30,                September 30,
                                                            2000          1999           2000          1999
                                                          ---------     ----------    ----------    ----------
                                                                              (In Millions)

Net Income                                                  $ 13.3        $ 154.9       $ 119.9       $ 302.3
Other comprehensive loss, net of taxes                           -              -             -          (3.4)
                                                          ---------     ----------    ----------    ----------
Comprehensive Income                                        $ 13.3        $ 154.9       $ 119.9       $ 298.9
                                                          =========     ==========    ==========    ==========

See Notes to Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

               BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                              September 30,         December 31,
                                                                                 2000*                 1999
                                                                             --------------       ---------------
                                                                                       (In Millions)
Assets
  Current Assets
    Cash and cash equivalents                                                       $ 16.9                $ 23.5
    Accounts receivable (net of allowance for uncollectibles
      of $13.9 and $13.0 respectively)                                               389.2                 316.1
    Notes receivable, affilated company                                               87.0                     -
    Fuel stocks                                                                       56.9                  94.9
    Materials and supplies                                                            38.8                 139.1
    Prepaid taxes other than income taxes                                            108.5                  72.4
    Other                                                                              8.0                   9.0
                                                                             --------------       ---------------
    Total current assets                                                             705.3                 655.0

  Investments and Other Assets
    Nuclear decommissioning trust fund                                                   -                 217.9
    Net pension asset                                                                103.8                  99.8
    Safe Harbor Water Power Corporation                                                  -                  34.5
    Other                                                                             63.0                  61.6
                                                                             --------------       ---------------
    Total investments and other assets                                               166.8                 413.8

  Utility Plant
    Plant in service
      Electric                                                                     3,234.3               7,088.6
      Gas                                                                            983.1                 962.0
      Common                                                                         528.6                 569.5
                                                                             --------------       ---------------
      Total plant in service                                                       4,746.0               8,620.1
    Accumulated depreciation                                                      (1,674.9)             (3,466.1)
                                                                             --------------       ---------------
    Net plant in service                                                           3,071.1               5,154.0
    Construction work in progress                                                     68.8                 222.3
    Nuclear fuel (net of amortization)                                                   -                 133.8
    Plant held for future use                                                          9.7                  13.0
                                                                             --------------       ---------------
    Net utility plant                                                              3,149.6               5,523.1

  Deferred Charges
    Regulatory assets (net)                                                          514.2                 637.4
    Other                                                                             39.1                  43.3
                                                                             --------------       ---------------
    Total deferred charges                                                           553.3                 680.7
                                                                             --------------       ---------------

Total Assets                                                                     $ 4,575.0             $ 7,272.6
                                                                             ==============       ===============



* Unaudited

See Notes to Consolidated Financial Statements.

               BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Balance Sheets

                                                                              September 30,         December 31,
                                                                                  2000*                 1999
                                                                             --------------       ---------------
                                                                                        (In Millions)
Liabilities and Capitalization
  Current Liabilities
    Short-term borrowings                                                          $ 258.0               $ 129.0
    Current portion of long-term debt                                                309.7                 523.9
    Accounts payable                                                                 336.7                 222.8
    Customer deposits                                                                 43.7                  40.6
    Dividends declared                                                                 3.3                   3.3
    Accrued taxes                                                                     11.4                   9.2
    Accrued interest                                                                  36.4                  48.2
    Accrued vacation costs                                                            22.7                  35.7
    Other                                                                             20.1                  65.8
                                                                             --------------       ---------------
    Total current liabilities                                                      1,042.0               1,078.5

  Deferred Credits and Other Liabilities
    Deferred income taxes                                                            507.0               1,032.0
    Postretirement and postemployment benefits                                       250.6                 231.0
    Deferred investment tax credits                                                   25.6                 109.6
    Decommissioning of federal uranium enrichment facilities                          27.2                  27.2
    Other                                                                             24.7                  42.9
                                                                             --------------       ---------------
    Total deferred credits and other liabilities                                     835.1               1,442.7

  Long-term Debt
    First refunding mortgage bonds of BGE                                          1,174.7               1,321.7
    Other long-term debt of BGE                                                      603.6               1,135.8
    Company obligated mandatorily redeemable trust preferred
        securities of subsidiary trust holding solely 7.16% debentures
        of BGE due June 30, 2038                                                     250.0                 250.0
    Long-term debt of nonregulated businesses                                         33.0                  33.0
    Unamortized discount and premium                                                  (7.1)                (10.6)
    Current portion of long-term debt                                               (309.7)               (523.9)
                                                                             --------------       ---------------
    Total long-term debt                                                           1,744.5               2,206.0

  Preference Stock Not Subject to Mandatory Redemption                               190.0                 190.0

  Common Shareholder's Equity
    Common stock                                                                     454.2               1,494.0
    Retained earnings                                                                309.2                 861.4
                                                                             --------------       ---------------
    Total common shareholder's equity                                                763.4               2,355.4
                                                                             --------------       ---------------
    Total capitalization                                                           2,697.9               4,751.4
                                                                             --------------       ---------------

Total Liabilities and Capitalization                                             $ 4,575.0             $ 7,272.6
                                                                             ==============       ===============


* Unaudited

See Notes to Consolidated Financial Statements.

                       BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARIES

Item  1 -  Financial  Statements
Consolidated Statements of Cash Flows (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                           2000             1999
                                                                       ------------     -----------
                                                                               (In Millions)
Cash Flows From Operating Activities
  Net income                                                               $ 119.9         $ 302.3
  Adjustments to reconcile to net cash provided by operating activities
    Depreciation and amortization                                            338.2           307.6
    Deferred income taxes                                                    (38.8)            3.6
    Investment tax credit adjustments                                         (4.7)           (6.4)
    Deferred fuel costs                                                       11.0           (51.2)
    Accrued pension and postemployment benefits                               14.9            35.0
    Allowance for equity funds used during construction                       (2.1)           (5.2)
    Equity in earnings of affiliates and joint ventures (net)                  1.2            29.0
    Changes in assets from energy trading activities                             -          (120.1)
    Changes in liabilities from energy trading activities                        -            76.3
    Changes in other current assets                                         (127.0)          (73.2)
    Changes in other current liabilities                                     158.1            41.9
    Other                                                                      5.2            32.5
                                                                       ------------     -----------
  Net cash provided by operating activities                                  475.9           572.1
                                                                       ------------     -----------

Cash Flows From Investing Activities
  Utility construction expenditures (including AFC)                         (241.0)         (246.1)
  Allowance for equity funds used during construction                          2.1             5.2
  Nuclear fuel expenditures                                                  (39.5)          (45.0)
  Deferred energy conservation expenditures                                   (0.5)           (0.9)
  Contributions to nuclear decommissioning trust fund                         (8.8)          (13.2)
  Purchases of marketable equity securities                                      -            (9.2)
  Sales of marketable equity securities                                          -             6.0
  Other financial investments                                                    -             6.7
  Real estate projects and investments                                           -            22.0
  Power projects investments                                                     -           (17.9)
  Other                                                                       (5.5)          (16.7)
                                                                       ------------     -----------
  Net cash used in investing activities                                     (293.2)         (309.1)
                                                                       ------------     -----------

Cash Flows From Financing Activities
  Proceeds from issuance of
    Short-term borrowings                                                  3,655.0         1,608.3
    Long-term debt                                                               -           257.2
    Common stock                                                                 -             9.5
  Repayments of short-term borrowings                                     (3,526.0)       (1,585.8)
  Reacquisition of long-term debt                                           (121.7)         (375.3)
  Redemption of preference stock                                                 -            (7.0)
  Preference stock dividends paid                                             (9.9)          (10.3)
  Distributions to Constellation Energy                                     (188.5)         (316.5)
  Other                                                                        1.8            (1.3)
                                                                       ------------     -----------
  Net cash used in financing activities                                     (189.3)         (421.2)
                                                                       ------------     -----------

Net Decrease in Cash and Cash Equivalents                                     (6.6)         (158.2)
Cash and Cash Equivalents at Beginning of Period                              23.5           173.7
                                                                       ------------     -----------
Cash and Cash Equivalents at End of Period                                  $ 16.9          $ 15.5
                                                                       ============     ===========

Other Cash Flow Information:
    Interest paid (net of amounts capitalized)                             $ 147.0         $ 155.0
    Income taxes paid                                                      $ 111.5          $ 99.4

Non-Cash Transactions
---------------------
On July 1, 2000, BGE transferred $1,578.4 million of generation assets net of associated liabilities to affiliates of Constellation Energy pursuant to the Maryland PSC's Restructuring Order.

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

Deregulation of Electric Generation
-----------------------------------
On April 8, 1999, Maryland enacted legislation authorizing customer choice and competition among electric suppliers. In addition, on November 10, 1999, the Maryland Public Service Commission (Maryland PSC) issued a Restructuring Order that resolved the major issues surrounding electric restructuring. Effective July 1, 2000, the state of Maryland implemented customer choice for electric suppliers. We discuss the implications of customer choice and the Restructuring Order further in Management's Discussion and Analysis beginning on page 18. Please also refer to the Legal Proceedings section on page 36 for a discussion regarding appeals of the Restructuring Order.

Subsequent Event
----------------
On October 23, 2000, we announced three initiatives to advance our growth strategies. The first initiative is that we entered into an agreement (the "Agreement") with an affiliate of The Goldman Sachs Group, Inc. ("Goldman Sachs"). Under the terms of the Agreement, Goldman Sachs will acquire up to a 17.5% equity interest in our domestic merchant energy business, which will be consolidated under a single holding company ("Holdco"). Goldman Sachs will also acquire a ten-year warrant for up to 13% of Holdco's common stock (subject to certain adjustments). The warrant is exercisable six months after Holdco's common stock becomes publicly available. The amount of common stock which Goldman Sachs may receive upon exercise will be equal to the excess of the market price of Holdco's common stock at the time of exercise over the exercise price of $60 per share for all the stock subject to the warrant, divided by the market price. Holdco may at its option pay Goldman Sachs such excess in cash. Goldman Sachs is acquiring its interest and the warrant in exchange for $250 million in cash (subject to adjustment in certain instances) and certain assets related to our power marketing business. At closing, Goldman Sachs' existing services agreement with our power marketing business will terminate.

The second initiative is a plan to separate our domestic merchant energy business from our retail services business. The separation will create two stand-alone, publicly traded energy companies. One will be a merchant energy business engaged in wholesale power marketing and generation under the name "Constellation Energy Group" after the separation. The other will be a regional retail energy and energy services company, BGE Corp., that will include BGE and other subsidiaries.

The third initiative is a change in our common stock dividend policy effective April 2001. We will maintain our current common stock dividend through January 2001. In a move closely aligned with our separation plan, effective April 2001, our annual dividend is expected to be set at $.48 per share. After the business separation, BGE Corp. expects to pay initial annual dividends of $.48 per share. Constellation Energy Group, as a growing merchant energy company, expects to initially reinvest its earnings and not pay a dividend in order to fund its aggressive growth plans.

The closing of the transaction with Goldman Sachs and the separation are subject to customary closing conditions, including regulatory approvals and the receipt of a Private Letter Ruling from the Internal Revenue Service regarding certain tax matters. Both are expected to be completed by mid to late 2001.

We discuss these strategic initiatives further in our Report on Form 8-K and exhibits filed October 23, 2000.

Information by Operating Segment
--------------------------------
In 1999, we reported three operating business segments -- Electric, Gas, and Energy Services. In response to the deregulation of electric generation, we realigned our organization and combined our wholesale power marketing business with our domestic plant development and operations to form a domestic merchant energy business.

In the first quarter of 2000, we revised our operating segments to reflect the realignments of our organization. Our new reportable operating segments are -- Domestic Merchant Energy, Regulated Electric, and Regulated Gas:

o    Our nonregulated domestic merchant energy business:
     -    provides power marketing and risk management services,
     -    develops, owns, and operates domestic power projects, and
     -    provides nuclear consulting services.
o    Our regulated electric business purchases and distributes electricity, and
o    Our regulated gas business purchases, transports, and sells natural gas.

We have restated certain prior period information for comparative purposes based on our new reportable operating segments.

Effective July 1, 2000, the financial results of the electric generation portion of our business are included in the domestic merchant energy business segment. Prior to that date, the financial results of electric generation are included in our regulated electric business.

Our remaining nonregulated businesses:

o    develop, own, and operate international power projects in Latin America,
o    provide energy products and services,
o sell and service electric and gas appliances, and heating and air conditioning systems, engage in home improvements, and sell electricity and natural gas through mass marketing efforts,
o    provide cooling services,
o    engage in financial investments, and
o    develop, own and manage real estate and senior-living facilities.


                              Domestic                                                  Unallocated
                              Merchant      Regulated      Regulated         Other       Corporate
                               Energy       Electric          Gas         Nonregulated   Items and
                              Business      Business        Business       Businesses   Eliminations   Consolidated
                            -------------- ------------ ---------------- ------------- --------------- ------------

For the three months ended September 30,                           (in millions)
2000
----
Unaffiliated revenues          $ 127.9         $ 598.2         $ 86.7       $ 168.8      $       -      $ 981.6
Intersegment revenues            367.7             0.1            3.4          19.0        (390.2)           -
                            ------------ ---------------- --------------- ------------- ------------ --------------
Total revenues                   495.6           598.3           90.1         187.8        (390.2)        981.6
Net income (loss)                130.9            15.4           (4.6)          5.8            -          147.5

1999
----
Unaffiliated revenues           $ 66.3         $ 691.2         $ 60.1       $ 192.6     $      -      $ 1,010.2
Intersegment revenues               -              0.2            2.8          14.5         (17.5)            -
                            ------------- ---------------- --------------- ------------- ------------- ------------
Total revenues                    66.3           691.4           62.9         207.1         (17.5)      1,010.2
Net income (loss)   (a)           12.2           152.3           (0.7)        (27.7)           -          136.1



                              Domestic                                                  Unallocated
                              Merchant      Regulated      Regulated         Other       Corporate
                               Energy       Electric          Gas         Nonregulated   Items and
                              Business      Business        Business       Businesses   Eliminations   Consolidated
                            -------------- ------------ ---------------- ------------- --------------- ------------

For the nine months ended September 30,                           (in millions)
2000
----
Unaffiliated revenues          $ 261.3        $1,688.0        $ 372.8       $ 520.1    $       -      $ 2,842.2
Intersegment revenues            367.6             0.4            5.0          37.3        (410.3)           -
                            ------------ -------------- ---------------- ------------- ------------- ------------
Total revenues                   628.9         1,688.4          377.8         557.4        (410.3)       2,842.2
Net income (loss)  (b)           150.2            93.2           18.1          (2.3)           -           259.2

1999
----
Unaffiliated revenues          $ 173.3       $ 1,737.2        $ 332.7       $ 608.9     $      -      $ 2,852.1
Intersegment revenues              0.4             0.7            7.4          26.2         (34.7)           -
                               ------------ -------------- ------------ ------------ ------------- --------------
Total revenues                   173.7         1,737.9          340.1         635.1         (34.7)      2,852.1
Net income (loss)  (a)            43.6           253.4           21.5         (31.6)           -          286.9

At September 30, 2000
---------------------
Segment assets                $6,098.8        $3,427.0       $1,104.8      $1,298.8      $ (273.4)    $11,656.0

At December 31, 1999
--------------------
Segment assets                $1,206.1        $6,312.6         $915.3      $1,231.3         $18.5      $9,683.8


(a) Our electric business recorded expense of $4.9 million for the three months and nine months ended September 30, 1999 related to Hurricane Floyd. Our power projects business recorded $6.7 million for the three months and nine months ended September 30, 1999 for the write-off of a geothermal power plant. Our financial investments business recorded expense of $17.3 million for the three months and $20.9 million for the nine months ended September 30, 1999 for the write-down of its investment in Capital Re stock. Our real estate and senior-living facilities business recorded expense of $3.4 million for the three months and nine months ended September 30, 1999 for a write-down of certain senior-living facilities.

(b) Our electric business recorded expense of $4.2 million for the nine months ended September 30, 2000 related to employees that elected to participate in a Targeted Voluntary Special Early Retirement Program. In addition, our domestic merchant energy business recorded a $15.0 million deregulation transition cost incurred by our power marketing business. We discuss these further in the Overview section of Management's Discussion and Analysis.

Financing Activity
------------------
Constellation Energy
--------------------
As discussed on page 11, effective April 30, 1999, BGE's outstanding common stock automatically became shares of common stock of Constellation Energy. During the period from January 1, 2000 through the date of this report, we issued a total of 975,300 shares of common stock, without par value, under our Continuous Offering Program for Stock. Net proceeds were about $35.9 million.

Constellation Energy issued the following long-term notes during the period from January 1, 2000 through the date of this report:

                                          Date     Net
                              Principal  Issued  Proceeds
                              ---------  ------  --------
                                      (In millions)

7 7/8% Notes due 2005          $300       4/00     $297.5
Floating Rate Notes due 2003    200       4/00      199.3
Extendible Notes due 2010       300       6/00      299.6
Floating Rate Reset Notes
   due 2002                     200       10/00     199.6

In June 2000, Constellation Energy arranged two revolving credit agreements totaling $565.0 million to support our commercial paper program and for other working capital purposes. Of this amount, $376.5 million is for short-term financial needs and $188.5 million, which expires in three years, is for short and long-term financial needs, including letters of credit. As of the date of this report, letters of credit totaling $112.5 million were issued under this facility. Also, letters of credit totaling $12.0 million were issued under other credit facilities.

Constellation Energy has issued guarantees in an amount up to $617.3 million related to credit facilities and contractual performance of certain of its nonregulated subsidiaries. However, the actual subsidiary liabilities related to these guarantees totaled $343.3 million at September 30, 2000.

In connection with the initiative to separate our domestic merchant energy business from our retail services business, Constellation Energy expects to redeem all of its currently outstanding $1.0 billion debt at or prior to the separation. The redemption will occur through a combination of open market purchases, tender offers, and redemption calls.

BGE and Nonregulated Businesses
-------------------------------
In October 2000, BGE issued $200.0 million of Floating Rate Reset Notes due in 2001 with net proceeds of $199.8 million.

In June 2000, BGE arranged a $25.0 million long-term revolving credit agreement to support its commercial paper program and for other working capital purposes.

In conjunction with the July 1, 2000 transfer of generation assets, BGE is contingently liable for $278.0 million of the tax exempt debt assigned to nonregulated affiliates of Constellation Energy as discussed further in the Current Issues-Electric Competition section of Management's Discussion and Analysis on page 20.

In the future, BGE may purchase some of its long-term debt or preference stock in the market. This will depend on market conditions and BGE's capital structure, including the mix of secured and unsecured debt.

Please refer to the Funding for Capital Requirements section of Management's Discussion and Analysis on page 34 for additional information about the debt of BGE and our nonregulated businesses.

Stock Option Program
--------------------
In May 2000, our Board of Directors approved the issuance of non-qualified stock options to officers and key employees as permitted under existing incentive plans. Under the plans, the options are granted at prices not less than the market value of the stock at the date of grant, generally become exercisable ratably over a three-year period beginning one year from the date of grant, and expire ten years from the date of grant. During the second quarter, we granted 2,313,000 stock options at an exercise price of $34.25.

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

Commitments
-----------
Some of our nonregulated businesses have committed to contribute additional capital and to make additional loans to some affiliates, joint ventures, and partnerships in which they have an interest. At the date of this report, the total amount of investment requirements committed to by our nonregulated businesses was $218.0 million.

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

We currently estimate that the controls needed at our generating plants to meet the MDE's 65% NOx emission reduction requirements will cost approximately $135 million. Through the date of this report, we have spent approximately $82.6 million to meet the 65% reduction requirements. We estimate the additional cost for the EPA's 85% reduction requirements to be approximately $35 million by the end of 2002.

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

On August 3, 2000, we received letters from the EPA requesting us to provide certain information under Section 114 of the federal Clean Air Act regarding some of our electric generating plants. This information is to determine compliance with the Clean Air Act and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing plant. We believe our generating plants have been operated in accordance with the Clean Air Act and the rules implementing the Clean Air Act. However, we cannot estimate the impact of this inquiry on our generating plants, and our financial results, at this time.

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

Recoverability of Electric Fuel Costs
-------------------------------------
Under the terms of the Restructuring Order, BGE's electric fuel rate clause was discontinued effective July 1, 2000. In September 2000, the Maryland PSC approved the collection of the $54.6 million accumulated difference between our actual costs of fuel and energy and the amounts collected from customers that were deferred (included as an asset or liability on the Consolidated Balance Sheets and excluded from the Consolidated Statements of Income) under the electric fuel rate clause through June 30, 2000. We will collect this accumulated difference from customers over a twelve-month period beginning October 2000.

California Power Purchase Agreements
------------------------------------
Constellation Power, Inc. and subsidiaries and Constellation Investments, Inc. (whose power projects are managed by Constellation Power) have $297.6 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements. Under these agreements, the projects supply electricity to utility companies at:

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

We use the term "transitioned" to describe when the 10-year periods for fixed energy rates have expired for these power generation projects and they began supplying electricity at variable rates. The two remaining projects that have not transitioned will do so by December 2000.

The projects that have already transitioned to variable rates have had lower revenues under variable rates than they did under fixed rates. Once the remaining projects have transitioned to variable rates, we expect the revenues from those projects also to be lower than they are under fixed rates.

We discuss these projects on page 26 of Management's Discussion and Analysis.

Other Nonregulated Businesses
-----------------------------
In September 2000, our real estate and senior-living facilities business converted 984,307 preferred shares of Corporate Office Properties Trust (COPT) into approximately 1.8 million common shares of COPT. We discuss the prior COPT transactions in Note 3 of our 1999 Annual Report on Form 10-K.

We discuss our other nonregulated businesses' activities further in the Other Nonregulated Businesses section of Management's Discussion and Analysis on page 31.

Related Party Transactions - BGE
--------------------------------
Income Statement
----------------
Under the Restructuring Order, BGE is providing standard offer service to customers at fixed rates over various time periods during the transition period, July 1, 2000 to June 30, 2006, for those customers that do not choose an alternate supplier. Constellation Power Source is under contract to provide BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. The cost of BGE's purchased energy from nonregulated affiliates of Constellation Energy to meet its standard offer service obligation was $373.2 million for the quarter and nine months ended September 30, 2000.

In addition, BGE receives charges from Constellation Energy for certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. Management believes this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were $9.6 million for the quarter and $16.9 million for the nine months ending September 30, 2000. These costs were not material in 1999 due to the transfer of certain BGE employees to the holding company during that year.

Balance Sheet
-------------
As a result of the deregulation of electric generation, BGE transferred its generation assets to nonregulated affiliates of Constellation Energy effective July 1, 2000. In conjunction with this transfer, Constellation Power Source Generation, Inc. issued approximately $366 million in unsecured promissory notes to BGE. Repayments of the notes by Constellation Power Source Generation, Inc. will be used exclusively to service current maturities of certain BGE long-term debt. As of September 30, 2000, $87 million of these notes are still outstanding and will mature on March 14, 2001.

Amounts related to the corporate functions performed at the Constellation Energy holding company and to BGE's purchases to meet its standard offer service obligation resulted in intercompany accounts payable to Constellation Energy and affiliates of $197.2 million at September 30, 2000. These amounts were not material in 1999.

Item  2.  Management's   Discussion
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------
On April 30, 1999, Constellation Energy(R) Group, Inc. (Constellation Energy) became the holding company for Baltimore Gas and Electric Company (BGE(R)) and Constellation(R) Enterprises, Inc. Constellation Enterprises was previously owned by BGE.

Constellation Energy's subsidiaries primarily include a domestic merchant energy business focused mostly on power marketing and merchant generation in North America, and BGE.

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

We realigned our organization in response to the deregulation of electric generation. In the first quarter of 2000, we combined our wholesale power marketing business with our domestic plant development and operations to form a domestic merchant energy business. At the same time, we revised our operating segments to reflect those realignments as presented in the Notes to Consolidated Financial Statements on page 12. Several additional changes occurred in conjunction with the implementation of the Restructuring Order as described below. We discuss the deregulation of electric generation and the Restructuring Order in the Current Issues -- Electric Competition section on page 20.

o We formed two nonregulated subsidiaries -- Calvert Cliffs Nuclear Power Plant, Inc. and Constellation Power Source Generation, Inc.
o Effective July 1, 2000, BGE transferred its generation assets and related liabilities to these two new entities at book value.
o Effective July 1, 2000, we formed a nonregulated holding company, Constellation Power Source Holdings, Inc., that includes the wholesale power marketing and risk management activities of Constellation Power Source,(TM) Inc., the domestic power projects of Constellation Investments,(TM)Inc. and Constellation Power,(TM)Inc., and subsidiaries, and the generating assets of Constellation Power Source Generation.

As a result of these changes, effective July 1, 2000, our domestic merchant energy business includes the operations of Constellation Power Source Holdings and the nuclear generation and consulting services of Constellation Nuclear,
(TM) LLC.

Also, effective July 1, 2000, the financial results of the electric generation portion of our business are included in the domestic merchant energy business. Prior to that date, the financial results of electric generation were included in BGE's regulated electric business.

BGE remains a regulated electric and gas public utility company with a service territory in the City of Baltimore and all or part of ten counties in Central Maryland.

Our other nonregulated businesses include the:

o    Latin American power projects of Constellation Power, and subsidiaries,
o    energy products and services of Constellation Energy Source,(TM)Inc.,
o home products, commercial building systems, and residential and commercial electric and gas retail marketing of BGE Home Products & Services,(TM)Inc. and subsidiaries,
o general partnership, in which BGE is a partner, of District Chilled Water General Partnership (ComfortLink(R)) that provides cooling services for commercial customers in Baltimore,
o    financial investments of Constellation Investments, and
o real estate and senior-living facilities of Constellation Real Estate Group,(TM) Inc.

As discussed in the Subsequent Event section of the Notes to Consolidated Financial Statements on page 11, we announced initiatives to separate our domestic merchant energy business from our retail services business and an investment by an affiliate of Goldman Sachs in our domestic merchant energy business.

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

As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters and nine months ended September 30, 2000 and 1999. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income. Our analysis is important in making decisions about your investments in Constellation Energy and/or BGE.

Also, this discussion and analysis is based on the operation of the electric generation portion of our utility business under rate regulation through June 30, 2000. Our electric business is changing as we have transferred our electric generation assets and related liabilities to nonregulated subsidiaries of Constellation Energy and we have entered into retail customer choice for electric generation effective July 1, 2000. Accordingly, the results of operations and financial condition described in this discussion and analysis are not necessarily indicative of future performance.

Strategy
--------
The change toward customer choice will significantly impact our business. In response to this change, we regularly evaluate our strategies with two goals in mind: to improve our competitive position, and to anticipate and adapt to regulatory change. Prior to July 1, 2000, the majority of our earnings were from BGE. Going forward, we expect to derive almost two-thirds of our earnings from our domestic merchant energy business.

While BGE will continue to be regulated and deliver electricity and natural gas through its core distribution business, our growth strategies center on the nonregulated domestic merchant energy business with the objective of providing new sources of earnings.

Currently, our domestic merchant energy business owns or controls 8,500 megawatts of generation. We have planned construction of 1,100 megawatts of peaking capacity in the Mid-Atlantic/Mid-West region by the summer of 2001 and an additional 4,300 megawatts of peaking and combined cycle production facilities in the Mid-West and South regions are scheduled for completion in 2002 and beyond. By 2005, our domestic merchant energy business expects to own or control approximately 30,000 megawatts.

As discussed in the Subsequent Event section of the Notes to Consolidated Financial Statements on page 11, we announced several initiatives to advance our growth strategies. These initiatives consist of:

o a plan to separate our domestic merchant energy business from our retail services business,
o an agreement with an affiliate of Goldman Sachs under which it will invest in our domestic merchant energy business, and
o    a reduction in our common stock dividend effective April 2001.

In addition, we decided to exit the Latin American portion of our business as a result of our concentration on domestic merchant energy. Currently, we are actively seeking a buyer for the Latin American portion of our business and expect to complete our exit strategy in 2001.

We also might consider one or more of the following strategies:

o the complete or partial separation of our transmission and distribution functions,
o    the  construction  or  purchase  of  additional   nuclear  and  non-nuclear
     generation assets,
o    mergers or acquisitions of utility or non-utility businesses, and
o    sale of generation assets or one or more businesses.

With the shift toward customer choice, competition, and the growth of our domestic merchant energy business, various factors will affect our financial results in the future. These factors include, but are not limited to, operating our generation assets in a deregulated market without the benefit of a fuel rate adjustment clause, the timing and implications of deregulation in other regions where our domestic merchant energy business will operate, the loss of revenues due to customers choosing alternative suppliers, higher volatility of earnings and cash flows, and increased financial requirements of our domestic merchant energy business. Please refer to the Forward-Looking Statements section on page 37 for additional factors.

Current Issues -- Electric Competition
--------------------------------------
Electric utilities are facing competition on various fronts, including:

o    the   construction  of  generating  units  to  meet  increased  demand  for electricity,
o    the sale of electricity in bulk power markets,
o    competing with alternative energy suppliers, and
o    electric sales to retail customers.

On April 8, 1999, Maryland enacted the Electric Customer Choice and Competition Act of 1999 (the "Act") and accompanying tax legislation that has significantly restructured Maryland's electric utility industry and modified the industry's tax structure.

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

o BGE reduced its generation assets, as discussed in Note 4 of our 1999 Annual Report on Form 10-K, by $150 million pre-tax during the period July 1, 1999 - June 30, 2000 to mitigate a portion of BGE's potentially stranded investments.
o Universal service is being provided for low-income customers without increasing their bills. BGE will provide its share of a statewide fund totaling $34 million annually.

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

Please refer to the Legal Proceedings section on page 36 for a discussion regarding appeals of the Restructuring Order.

As a result of the deregulation of electric generation, the following occurred effective July 1, 2000:

o BGE transferred, at book value, its nuclear generating assets, its nuclear decommissioning trust fund, and related liabilities to Calvert Cliffs Nuclear Power Plant, Inc. In addition, BGE transferred, at book value, its fossil generating assets and related liabilities and its partial ownership interest in two coal plants and a hydroelectric plant located in Pennsylvania to Constellation Power Source Generation. In total, these generating assets represent about 6,240 megawatts of generation capacity with a total net book value at June 30, 2000 of approximately $2.4 billion.
o BGE assigned approximately $47 million to Calvert Cliffs Nuclear Power Plant, Inc. and $231 million to Constellation Power Source Generation of tax-exempt debt related to the transferred assets. Also, Constellation Power Source Generation issued approximately $366 million in unsecured promissory notes to BGE. Repayments of the notes by Constellation Power Source Generation will be used exclusively to service the current maturities of certain BGE long-term debt.
o BGE transferred equity associated with the generating assets to Calvert Cliffs Nuclear Power Plant, Inc. and Constellation Power Source Generation, Inc.
o The fossil fuel and nuclear fuel inventories, materials and supplies, and certain purchased power contracts of BGE were also assumed by these subsidiaries.

Effective July 1, 2000, BGE provides standard offer service to customers at fixed rates over various time periods during the transition period for those customers that do not choose an alternate supplier. In addition, the electric fuel rate was discontinued effective July 1, 2000. Constellation Power Source provides BGE with the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period. Thereafter, BGE will competitively bid the energy and capacity.

Constellation Power Source obtains the energy and capacity to supply BGE's standard offer service obligations from affiliates that own Calvert Cliffs
Nuclear Power Plant (Calvert Cliffs) and BGE's former fossil plants, supplemented with energy purchased from the wholesale energy market as necessary.

Our domestic merchant energy business is affected by weather conditions in the different regions of North America. Typically, demand for electricity, and its price, is higher in the summer and the winter, when weather is more extreme. All regions of North America typically do not experience extreme weather conditions at the same time. To date, the majority of our generation is located in the PJM (Pennsylvania-New Jersey-Maryland) Interconnection. Accordingly, our financial results are affected by weather in this area. However, by 2005, we expect to own or control approximately 30,000 megawatts of generation throughout various regions of North America.

Current Issues -- Regulated Businesses
--------------------------------------
We also believe it is important to discuss factors that have a strong influence on the performance of our regulated electric and regulated gas businesses. In addition to electric restructuring which was discussed earlier, regulation by the Maryland PSC, the weather, and other factors, including the condition of the economy in our service territory influence BGE's businesses.

Regulation by the Maryland PSC
------------------------------
Under traditional rate regulation that continues after July 1, 2000 for BGE's electric transmission and distribution, and gas businesses, the Maryland PSC determines the rates we can charge our customers. Currently, BGE's rates consist primarily of a "base rate" and a "fuel rate."

Base Rate
---------
The base rate is the rate the Maryland PSC allows BGE to charge its customers for the cost of providing them service, plus a profit. BGE has both an electric base rate and a gas base rate. Higher electric base rates apply during the summer when the demand for electricity is higher. Gas base rates are not affected by seasonal changes.

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

As a result of the Restructuring Order, BGE's residential electric base rates are frozen until 2006.

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

In September 2000, the Maryland PSC approved the collection of the $54.6 million accumulated difference between our actual costs of fuel and energy and the amounts collected from customers that were deferred under the electric fuel rate clause through June 30, 2000. We will collect this accumulated difference from customers over a twelve-month period beginning October 2000. Effective July 1, 2000, earnings are affected by the changes in the cost of fuel and energy.

We charge our gas customers separately for the natural gas they purchase from us. The price we charge for the natural gas is based on a market based rates incentive mechanism approved by the Maryland PSC. We discuss market based rates in more detail in the Gas Cost Adjustments section on page 30 and in Note 1 of our 1999 Annual Report on Form 10-K.

Weather
-------
Weather conditions can have a great impact on BGE's results for interim periods primarily due to the impact on sales volumes and commodity prices. This means that results for interim periods do not necessarily represent results to be expected for the year.

Weather affects the demand for electricity and gas for our regulated businesses. Very hot summers and very cold winters increase demand. Mild weather reduces demand. Residential sales for our regulated businesses are impacted more by weather than commercial and industrial sales, which are mostly affected by business needs for electricity and gas.

However, the Maryland PSC allows us to record a monthly adjustment to our regulated gas business revenues to eliminate the effect of abnormal weather patterns. We discuss this further in the Weather Normalization section on page 30.

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

We show the number of heating degree days in the quarter and nine months ended September 30, 2000 and 1999, and the percentage change in the number of degree days between these periods in the following table:

                               Quarter Ended Ended    Nine Months Ended
                                  September 30          September 30
                               ------------------     ------------------
                                2000      1999          2000     1999
                               -------   ------        ------   ------

Heating degree days...           142       75           2,959     2,981
  Percent change
      from prior period              89.3%                   (0.7)%

Cooling degree days...           445      629             714       832
  Percent change
     from prior period              (29.3)%                 (14.2)%

Other Factors
-------------
Other factors, aside from weather, impact the demand for electricity and gas in our regulated businesses. These factors include the "number of customers" and "usage per customer" during a given period. We use these terms later in our discussions of regulated electric and gas operations. In those sections, we discuss how these and other factors affected electric and gas sales during the periods presented.

The number of customers in a given period is affected by new home and apartment construction and by the number of businesses in our service territory. Under the Restructuring Order, BGE's electric customers can become delivery service customers only and can purchase their electricity from other sources. We will collect a delivery service charge to recover the fixed costs for the service we provide. The remaining electric customers will receive standard offer service from BGE at the fixed rates provided by the Restructuring Order. Usage per customer refers to all other items impacting customer sales that cannot be measured separately. These factors include the strength of the economy in our service territory. When the economy is healthy and expanding, customers tend to consume more electricity and gas. Conversely, during an economic downtrend, our customers tend to consume less electricity and gas.

Current Issues - Gas Competition
--------------------------------
Currently, no regulation exists for the wholesale price of natural gas as a commodity, and the regulation of interstate transmission at the federal level has been reduced. All BGE gas customers have the option to purchase gas from other suppliers.

Current Issues - Calvert Cliffs License Extension
-------------------------------------------------
On March 23, 2000, the Nuclear Regulatory Commission (NRC) approved a 20-year license extension for both units of Calvert Cliffs, extending the license for Unit 1 to 2034 and for Unit 2 to 2036.

On April 11,  2000 the  United  States  Court of  Appeals  for the  District  of
Columbia Circuit, in National Whistleblowers Center v. Nuclear Regulatory Commission and Baltimore Gas and Electric Company, upheld the NRC's denial of the Center's motion to intervene in BGE's license renewal proceeding. The NRC had denied the Center's motion to intervene for failing to file timely contentions. The Center has filed a petition for certiorari, a request to hear an appeal, with the U.S. Supreme Court.

Current Issues - Regional Transmission Organizations
----------------------------------------------------
In December 1999, the FERC issued Order 2000, amending its regulations under the Federal Power Act to advance the formation of Regional Transmission Organizations (RTOs). The regulations require that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in a RTO. FERC also identified the minimum characteristics and functions that a transmission entity must satisfy in order to be considered a RTO.

According to the Order, a public utility that is a member of an existing transmission entity that has been approved by FERC as in conformance with the Independent System Operator (ISO) principles set forth in the FERC Order No. 888, such as BGE, through its membership in the PJM must make a filing no later than January 15, 2001. While not required until 2001, PJM and the joint transmission owners, including BGE, made the filing on October 11, 2000. That filing explained the extent to which PJM met the minimum characteristics and functions of a RTO and explained its plans to conform to these characteristics and functions.

As a member of the PJM, an existing ISO, BGE does not expect to be materially impacted by the Order. However, BGE, along with other members of the PJM, is appealing certain aspects of the Order. We cannot determine the full impact of the Order at this time.

Results of Operations for the Quarter and Nine Months Ended September 30, 2000
-------------------------------------------------------------------------------
Compared with the Same Periods of 1999
--------------------------------------
In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Changes in fixed charges, income taxes, and other income are discussed in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 32.

Overview
--------
Total Earnings Per Share of Common Stock
----------------------------------------

                          Quarter Ended   Nine Months Ended
                           September 30      September 30
                        ----------------- -----------------
                           2000    1999     2000     1999
                        -------- -------- -------- --------
 Earnings before
   nonrecurring charges
   included in
   operations:
 Domestic merchant
   energy ..............  $ .87   $ .14    $1.10    $ .34
 Regulated electric.....    .10    1.05      .65     1.73
 Regulated gas..........   (.03)     -       .12      .14
 Other nonregulated.....    .04    (.06)    (.01)    (.05)
                        -------- -------- -------- --------
  Total earnings per
   share before
   nonrecurring
   charges included
   in operations .......    .98    1.13     1.86     2.16
Nonrecurring charges
   included in
   operations:
   Deregulation
     transition
     cost...............     -       -      (.10)      -
   TVSERP...............     -       -      (.03)      -
   Hurricane Floyd
     expenses ..........     -     (.03)      -      (.03)
   Write-off of
     power project......     -     (.05)      -      (.05)
   Write-down of
     financial
     investment.........     -     (.12)      -      (.14)
   Write-down of
     senior-living
     facilities.........     -     (.02)      -      (.02)
                        -------- -------- -------- --------
Earnings per share .....  $ .98   $ .91    $1.73    $1.92
                        ======== ======== ======== ========

Earnings for the periods presented below reflect a significant shift in earnings from the regulated electric business to the domestic merchant energy business as a result of the transfer of BGE's electric generation assets to nonregulated subsidiaries on July 1, 2000 in accordance with the Restructuring Order. We discuss the Restructuring Order in more detail in Current Issues - Electric Competition section on page 20.

Quarter Ended September 30, 2000
--------------------------------
Our total earnings for the quarter ended September 30, 2000 increased $11.4 million, or $.07 per share, compared to the same period of 1999. However, our total earnings before nonrecurring charges decreased $20.9 million or $.15 per share mostly due to extremely mild summer weather in 2000. We also recognized $26.0 million, or almost one-half, of the annual impact of a 6.5% annual residential rate reduction that was effective July 1, 2000. This decrease was partially offset by a $37.5 million deferral of electric revenues recorded in September 1999 associated with the deregulation of our electric generation business that had a negative impact in that year. We did not have a similar deferral in 2000. We also had higher earnings from our other nonregulated businesses in the third quarter of 2000 compared to the same period of 1999.

In addition, we recorded the following nonrecurring charges in operations during the third quarter of 1999:

o $4.9 million after-tax, or $.03 per share, of expenses related to Hurricane Floyd,
o a $6.7 million after-tax, or $.05 per share, write-off of a geothermal power project,
o a $17.3 million after-tax, or $.12 per share, write-down of a financial investment, and
o a $3.4 million after-tax, or $.02 per share, write-down of certain senior-living facilities.

In the following sections, we discuss our earnings by business segment in greater detail.

Nine Months Ended September 30, 2000
------------------------------------
Our total earnings for the nine months ended September 30, 2000 decreased $27.7 million, or $.19 per share, compared to the same period of 1999. Our total earnings before nonrecurring charges decreased $44.4 million or $.30 per share mostly due to the $75.0 million, or $45.4 million after-tax, amortization of the regulatory asset recorded for the reduction of BGE's generation plant during the first half of 2000 and the large impact of the 6.5% annual residential rate reduction reflected in the third quarter. This decrease was partially offset by the $37.5 million deferral of electric revenues in 1999. In addition, we recorded the following nonrecurring charges in operations:

o a $15.0 million after-tax, or $.10 per share, deregulation transition cost in June 2000 to a third party incurred by our power marketing business to provide BGE's standard offer service requirements,

o a $4.2 million after-tax, or $.03 per share, expense during the first and second quarters of 2000 for BGE employees that elected to participate in a Targeted Voluntary Special Early Retirement Program (TVSERP),
o $4.9 million after-tax, or $.03 per share, of expenses related to Hurricane Floyd in 1999,
o a $6.7 million after-tax, or $.05 per share, write-off of a geothermal power project in 1999,
o a $20.9 million after-tax, or $.14 per share, write-down of a financial investment in 1999, and
o a $3.4 million after-tax, or $.02 per share, write-down of certain senior-living facilities in 1999.

Domestic Merchant Energy Business
---------------------------------
Our domestic merchant energy business engages primarily in power marketing and domestic power generation. We describe these businesses in more detail in our 1999 Annual Report on Form 10-K in Item 1. Business -- Diversified Businesses.

As discussed in the Current Issues -- Electric Competition section on page 20, our domestic merchant energy business was significantly impacted by the July 1, 2000 implementation of customer choice in Maryland. At that time, BGE's generating assets became part of our nonregulated domestic merchant energy business, and Constellation Power Source began selling to BGE the energy and capacity required to meet its standard offer service obligations for the first three years of the transition period.

Constellation Power Source will obtain the energy and capacity to supply BGE's standard offer service obligations from affiliates that own Calvert Cliffs and BGE's former fossil plants, supplemented with energy purchased from the wholesale energy market as necessary. Constellation Power Source will also manage our wholesale market price risk.

Our earnings are exposed to the risks of the competitive wholesale electricity market to the extent that Constellation Power Source has to purchase energy and/or capacity to meet obligations to supply power to BGE at market prices or costs, respectively, which may approach or exceed BGE's standard offer service rates. If the price of obtaining energy in the wholesale market exceeds the fixed standard offer service price, our earnings would be adversely affected. We are also affected by operational risk, that is, the risk that a generating plant will not be available to produce energy when the energy is required. Imbalances in demand and supply can occur not only because of plant outages, but also because of transmission constraints, or extreme temperatures (hot or cold) causing demand to exceed available supply.

We cannot estimate the impact of the increased financial risks associated with customer choice. However, these financial risks could have a material impact on our financial results.

In addition, effective July 1, 2000, under the terms of separate agreements, domestic merchant energy business revenues include 90% of the competitive transition charges BGE collects from its customers (CTC revenues) and the portion of its revenues providing for decommissioning costs.


Earnings
--------

                          Quarter Ended   Nine Months Ended
                           September 30     September 30
                        ----------------- -----------------
                          2000     1999     2000     1999
                        -------- -------- -------- --------
                     (In millions, except per share amounts)

Revenues................ $495.6   $66.3   $628.9   $173.7
Operating expenses......  221.7    40.7    312.3     87.8
Depreciation and
     amortization.......   38.6     1.5     41.9      3.6
Taxes other than
     income taxes.......   13.1      -      13.1       -
                        -------- -------- -------- --------
Operating income........ $222.2   $24.1   $261.6    $82.3
                        ======== ======== ======== ========
Net income.............. $130.9   $12.2   $150.2    $43.6
                        ======== ======== ======== ========
Earnings per share......  $ .87   $ .09   $ 1.00    $ .29
                        ======== ======== ======== ========

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements.

Revenues
--------
During the quarter ended September 30, 2000, domestic merchant energy revenues increased $429.3 million compared to the same period of 1999 mostly because of:

o a $373.2 million increase related to providing BGE the energy and capacity required to meet its standard offer service obligation effective July 1, 2000, and
o a $59.3 million increase related to CTC and decommissioning revenues included in the domestic merchant energy business effective July 1, 2000.

During the nine months ended September 30, 2000, domestic merchant energy revenues increased $455.2 million compared to the same period of 1999 mostly because of the increase in revenues associated with the implementation of customer choice as discussed above and higher revenues from our power marketing and domestic generation businesses.

Power marketing revenues increased during the nine months ended September 30, 2000 compared to the same period of 1999 mostly because of higher transaction volumes. These higher volumes were offset partially by lower margins.

Our domestic generation business revenues increased during the nine months ended September 30, 2000 compared to the same period of 1999 mostly because of the gain recognized on the termination of an operating arrangement and the sale of certain subsidiaries. In April 2000, Constellation Operating Services, Inc.
(COSI), a subsidiary of Constellation Power, Inc., ended its exclusive arrangement with Orion Power Holdings, Inc. to operate Orion's facilities. Orion purchased from COSI the four subsidiary companies formed to operate power plants owned by Orion. This increase was offset partially by lower revenues associated with our California power purchase agreements discussed below.

Mark-to-Market Accounting
-------------------------
Constellation Power Source uses the mark-to-market method of accounting. We discuss the mark-to-market method of accounting and Constellation Power Source's activities in more detail in Note 1 of our 1999 Annual Report on Form 10-K.

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

Constellation Power Source's management uses its best estimates to determine the fair value of commodity and derivative positions it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is possible that future market prices could vary from those used in recording assets and liabilities from power marketing and trading activities, and such variations could be material. Assets and liabilities from energy trading activities (as shown in our Consolidated Balance Sheets beginning on page 4) increased at September 30, 2000 compared to December 31, 1999 because of business growth during the period.

California Power Purchase Agreements
------------------------------------
Our domestic generation business has $297.6 million invested in 14 projects that sell electricity in California under power purchase agreements called "Interim Standard Offer No. 4" agreements.

Under these agreements, the electricity rates change from fixed rates to variable rates beginning in 1996 and continuing through 2000. The projects which already have had rate changes have lower revenues under variable rates than they did under fixed rates. When the remaining projects transition to variable rates, we expect their revenues also to be lower than they are under fixed rates.

At the date of this report, 12 projects had already transitioned to variable rates. The remaining two projects will transition in December 2000.

Our power projects business continues to pursue alternatives for some of these projects including:

o    repowering the projects to reduce operating costs,
o    changing fuels to reduce operating costs,
o    renegotiating the power purchase agreements to improve the terms,
o    restructuring   financing  to  improve  existing  terms,  and  selling  its ownership interests in the projects.

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

Operating Expenses
------------------
During the quarter ended September 30, 2000, domestic merchant energy operating expenses increased $181.0 million compared to the same period of 1999 mostly because of increases of $102.6 million in fuel costs and $79.2 million in operations and maintenance costs. These fuel and operations and maintenance costs were associated with the generation plants that were transferred from BGE effective July 1, 2000.

During the nine months ended September 30, 2000, domestic merchant energy operating expenses increased $224.5 million compared to the same period of 1999 mostly because of:

o the transfer of fuel, operations, and maintenance costs from BGE effective July 1, 2000, as discussed on page 26,
o a $10.2 million write-off of a geothermal power project in August 1999 by our domestic power projects business. This write-off occurred because the expected future cash flow from the project was less than the investment in the project due to the declining water temperature of the geothermal resource used by the plant for production,
o a $24.0 million deregulation transition cost in June 2000 to a third party incurred by our power marketing business to provide BGE's standard offer service requirements, and
o an increase in operating expenses at our power marketing business due to the growth of the business.

Depreciation and Amortization Expense
-------------------------------------
Domestic merchant energy depreciation and amortization expense increased $37.1 million for the quarter and $38.3 million for the nine months ended September 30, 2000 compared to the same periods of 1999 mostly because of $36.8 million of expenses associated with the generation plants that were transferred from BGE effective July 1, 2000.

Taxes Other than Income Taxes
-----------------------------
During the quarter and nine months ended September 30, 2000, domestic merchant energy taxes other than income taxes increased $13.1 million compared to the same periods of 1999 because of $12.9 million of taxes other than income taxes associated with the generation plants that were transferred from BGE effective July 1, 2000.

Regulated Electric Business
---------------------------
As previously discussed, our regulated electric business was significantly impacted by the July 1, 2000 implementation of customer choice. These changes include BGE's generating assets and related liabilities becoming part of our nonregulated domestic merchant energy business on that date.


Earnings
--------

                          Quarter Ended   Nine Months Ended
                           September 30     September 30
                        ----------------- -----------------
                          2000     1999     2000     1999
                        -------- -------- -------- --------
                      (In millions, except per share amounts)

Electric revenues....... $598.4  $691.4 $1,688.4 $1,737.9
Electric fuel and
     purchased energy...  388.3   130.0    632.4    376.2
Operations and
     maintenance........   62.0   146.3    384.7    468.5
Depreciation and
     amortization.......   52.0    78.3    276.7    227.0
Taxes other than
     income taxes.......   30.5    59.5    121.0    149.2
                        -------- -------- -------- --------
Operating income........  $65.6  $277.3   $273.6   $517.0
                        ======== ======== ======== ========
Net income..............  $15.4  $152.3    $93.2   $253.4
                        ======== ======== ======== ========
Earnings per share......  $ .10   $1.02    $ .62    $1.70
                        ======== ======== ======== ========

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements.

Electric Revenues
-----------------
The changes in electric revenues in 2000 compared to 1999 were caused by:

                         Quarter Ended    Nine Months Ended
                         September 30       September 30
                         2000 vs. 1999     2000 vs. 1999
                        ----------------- -----------------
                                  (In millions)
Electric system
  sales volumes ........   $(28.5)            $ 4.5
Rates ..................    (75.5)            (62.9)
                          ---------         ---------
Total change in electric
  revenues from electric
  system sales .........   (104.0)            (58.4)
Interchange and
   other sales .........    (24.9)            (30.2)
Other ..................     35.9              39.1
                          ---------         ---------
Total change in
   electric revenues ...   $(93.0)           $(49.5)
                          =========         =========

Electric System Sales Volumes
-----------------------------
"Electric system sales volumes" are sales to customers in our service territory at rates set by the Maryland PSC. These sales do not include interchange sales and sales to others.

The percentage changes in our electric system sales volumes, by type of customer, in 2000 compared to 1999 were:

                         Quarter Ended   Nine Months Ended
                          September 30      September 30
                          2000 vs. 1999     2000 vs. 1999
                        ---------------  ------------------
Residential.............     (10.8)%            (0.7)%
Commercial..............       0.2               3.8
Industrial..............      13.2               4.1

During the quarter ended September 30, 2000, we sold less electricity to residential customers due to extremely mild summer weather. We sold about the same amount of electricity to commercial customers. We sold more electricity to industrial customers mostly because usage by Bethlehem Steel (our largest customer) was higher in 2000 because of a 1999 shut down for a planned upgrade to their facilities that temporarily reduced their electricity consumption in that year.

During the nine months ended September 30, 2000, we sold about the same amount of electricity to residential customers due to the extremely mild summer weather being substantially offset by warmer spring and early summer weather, an increased number of customers, and higher usage per customer. We sold more electricity to commercial customers mostly due to higher usage per customer and an increased number of customers. We sold more electricity to industrial customers due to the increase in usage by Bethlehem Steel, offset partially by lower usage by other industrial customers.

Rates
-----
Prior to July 1, 2000, our rates primarily consisted of an electric base rate and an electric fuel rate. Effective July 1, 2000, BGE discontinued its electric fuel rate and unbundled its rates to show separate components for delivery service, transition charges, standard offer services (generation), transmission, universal service, and taxes. In addition, BGE's rates were frozen in total except for the implementation of a residential base rate reduction totaling approximately $54 million annually. Under the terms of the intercompany agreements whereby BGE obtains the energy and capacity to meet its standard offer service obligation, 90% of the CTC revenues BGE collects and the portion of its revenues providing for decommissioning costs, are included in revenues of the domestic merchant energy business effective July 1, 2000.

During the quarter ended September 30, 2000, rate revenues decreased compared to the same period of 1999 mostly because we recognized $26.0 million, or almost one-half of the 6.5% annual residential rate reduction, and $59.3 million of CTC and decommissioning revenues are included in the domestic merchant energy business.

During the nine months ended September 30, 2000, rate revenues decreased $62.9 million compared to the same periods of 1999 as a result of the rate reduction and transfer of revenues discussed above, offset partially by higher rate revenues during the first half of 2000.

Interchange and Other Sales
---------------------------
"Interchange and other sales" are sales in the PJM energy market and to others. The PJM is an ISO that also operates a regional power pool with members that include many wholesale market participants, as well as BGE, and other utility companies. Prior to the implementation of customer choice, BGE sold energy to PJM members and to others after it had satisfied the demand for electricity in its own system.

Effective July 1, 2000, BGE no longer engages in interchange sales and these activities are included in our domestic merchant energy business which results in the decrease in interchange and other sales for the quarter and nine months ended September 30, 2000 compared to the same periods of 1999. In addition, BGE had lower interchange and other sales during the first half of 2000 when increased demand for system sales reduced the amount of energy it had available for off-system sales.

Other
-----
During the quarter and nine months ended September 30, 2000, other revenues increased compared to the same periods of 1999 mostly because of a $37.5 million deferral of electric revenues recorded in September 1999, which had a negative impact in that year. This deferral was recorded on the basis that as of September 30, 1999 these revenues were subject to refund pending the approval of the Restructuring Order by the Maryland PSC at that time.

Electric Fuel and Purchased Energy Expenses
-------------------------------------------

                          Quarter Ended   Nine Months Ended
                           September 30     September 30
                        ----------------- -----------------
                          2000    1999      2000    1999
                        -------- -------- -------- --------
                                  (In millions)

Actual costs............  $388.3  $191.8   $642.1    $454.7
Net deferral of
   costs under
   electric fuel
    rate clause.........      -    (61.8)    (9.7)    (78.5)
                        -------- -------- -------- --------
Total electric
   fuel and
   purchased energy
    expenses............  $388.3  $130.0   $632.4    $376.2
                        ======== ======== ======== ========

Actual Costs
------------
During the quarter and nine months ended September 30, 2000, our actual costs of fuel and purchased energy were higher compared to the same periods of 1999 mostly because of the implementation of customer choice.

As discussed in the Current Issues -- Electric Competition section on page 20, effective July 1, 2000, BGE transferred its generating assets to, and began purchasing substantially all of the energy and capacity required to provide electricity to standard offer service customers from, nonregulated affiliates of Constellation Energy. For the quarter and nine months ended September 30, 2000, the cost of energy BGE purchased from nonregulated affiliates of Constellation Energy was $373.2 million. The higher amount paid for purchased energy is offset by lower operations and maintenance, depreciation, taxes, and other costs at BGE as a result of no longer owning and operating the transferred electric generation plants.

Prior to July 1, 2000, BGE's purchased fuel and energy costs only included actual costs of fuel to generate electricity (nuclear fuel, coal, gas, or oil) and electricity we bought from others.

Electric Fuel Rate Clause
-------------------------
Prior to July 1, 2000, we deferred the difference between our actual costs of fuel and energy and what we collected from customers under the fuel rate in a given period. Effective July 1, 2000, the fuel rate clause was discontinued under the terms of the Restructuring Order.

During the quarter and nine months ended September 30, 2000, the net deferral of costs under the electric fuel rate clause decreased compared to the same periods of 1999 due to the discontinuation of the fuel rate clause effective July 1, 2000.

We discuss the accumulated difference between our actual costs and what we collected through June 30, 2000 in the Recoverability of Electric Fuel Costs section of the Notes to Consolidated Financial Statements on page 16.

Electric Operations and Maintenance Expenses
--------------------------------------------
During the quarter ended September 30, 2000, regulated electric operations and maintenance expenses decreased $84.3 million compared to 1999 mostly because effective July 1, 2000, $79.2 million of costs were no longer incurred by this business segment. These costs were associated with the electric generation assets that were transferred to the domestic merchant energy business. In addition, 1999 operations and maintenance expenses include approximately $7.5 million of costs associated Hurricane Floyd that had a negative impact in that quarter.

During the nine months ended September 30, 2000, regulated electric operations and maintenance expenses decreased $83.8 million compared to 1999 mostly due to the absence of $79.2 million of costs associated with the transfer of the electric generation assets. Also, 1999 operations and maintenance expenses include costs associated with Hurricane Floyd and a major winter ice storm earlier that year. This decrease is partially offset by the $7.0 million of expense recognized in 2000 for electric business employees that elected to participate in the TVSERP.

Electric Depreciation and Amortization Expense
----------------------------------------------
During the quarter ended September 30, 2000, regulated electric depreciation and amortization expense decreased $26.3 million compared to 1999 mostly because of the absence of $36.8 million of depreciation and amortization expense associated with the transfer of the generation assets to the domestic merchant energy business. This was partially offset by higher amortization expense associated with our electric generation regulatory assets.

During the nine months ended September 30, 2000, regulated electric depreciation and amortization expense increased $49.7 million compared to 1999 mostly because of the $75.0 million amortization of the regulatory asset for the reduction in generation plant provided for in the Restructuring Order and higher amortization associated with other generation regulatory assets. This was partially offset by the absence of $36.8 million of depreciation and amortization expense associated with the transfer of the generation assets.

Electric Taxes Other Than Income Taxes
--------------------------------------
Regulated electric taxes other than income taxes decreased $29.0 million for the quarter and $28.2 million for the nine months ended September 30, 2000 compared to the same periods of 1999. This was mostly due to comprehensive changes to the tax laws under the Electric Customer Choice and Competition Act of 1999. The comprehensive tax law changes are discussed further in Note 4 of our 1999 Annual Report on Form 10-K. In addition, regulated electric taxes other than income taxes reflect the absence of $12.9 million of taxes other than income taxes associated with the generation assets that were transferred to the domestic merchant energy business effective July 1, 2000.

Regulated Gas Business
----------------------

Earnings
--------

                          Quarter Ended   Nine Months Ended
                           September 30      September 30
                        ----------------- -----------------
                           2000    1999     2000     1999
                        -------- -------- -------- --------
                      (In millions, except per share amounts)

Gas revenues............   $90.1   $62.9   $377.8   $340.1
Gas purchased for resale    48.2    21.3    192.0    156.4
Operations and
     maintenance........    26.2    20.8     73.1     69.1
Depreciation and
     amortization.......    11.3    10.2     35.5     34.4
Taxes other than
     income taxes.......     5.0     4.6     25.0     25.2
                        -------- -------- -------- --------
Operating income (loss).   $(0.6)   $6.0    $52.2    $55.0
                        ======== ======== ======== ========
Net income (loss).......   $(4.6)  $(0.7)   $18.1    $21.5
                        ======== ======== ======== ========
Earnings per share......   $(.03)  $   -     $.12     $.14
                        ======== ======== ======== ========

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements.

All BGE customers have the option to purchase gas from other suppliers. To date, customer choice has not had a material effect on our, and BGE's, financial results.

Gas Revenues
------------
The changes in gas revenues in 2000 compared to 1999 were caused by:

                          Quarter Ended   Nine Months Ended
                          September 30      September 30
                          2000 vs. 1999     2000 vs. 1999
                        ----------------- -----------------
                                   (In millions)
Gas system
   sales volumes .......     $ 3.9            $ 11.5
Base rates .............       0.7               0.2
Weather normalization ..      (1.9)             (5.4)
Gas cost adjustments ...       8.8              (4.4)
                           ---------          --------
Total change in gas
  revenues from gas
  system sales..........      11.5               1.9
Off-system sales........      16.4              36.1
Other ..................      (0.7)             (0.3)
                           ---------          -------
Total change in
   gas revenues ........    $ 27.2            $ 37.7
                           =========          ========

Gas System Sales Volumes
------------------------
The percentage changes in our gas system sales volumes, by type of customer, in 2000 compared to 1999 were:

                          Quarter Ended   Nine Months Ended
                           September 30     September 30
                          2000 vs. 1999     2000 vs. 1999
                        ----------------- -----------------
Residential...............    3.0%              1.5%
Commercial................   17.6               7.5
Industrial................    3.4               4.2

During the quarter ended September 30, 2000, we sold more gas to residential customers compared to the same period of 1999 due mostly to an increased number of customers. We sold more gas to commercial customers mostly because of higher usage per customer offset partially by fewer customers. We sold more gas to industrial customers mostly because of an increase in the number of customers.

During the nine months ended September 30, 2000, we sold more gas to residential and commercial customers compared to the same period of 1999 due to higher usage per customer and an increased number of customers. This was partially offset by milder winter weather. We sold more gas to industrial customers mostly because of higher usage by Bethlehem Steel and other industrial customers, and an increased number of customers.

Base Rates
----------
During the quarter and nine months ended September 30, 2000, base rate revenues increased slightly compared to the same periods of 1999 mostly because on June 19, 2000, the Maryland PSC authorized a $6.4 million annual increase in our base rates effective June 22, 2000.

Weather Normalization
---------------------
The Maryland PSC allows us to record a monthly adjustment to our gas revenues to eliminate the effect of abnormal weather patterns on our gas system sales volumes. This means our monthly gas revenues are based on weather that is considered "normal" for the month and, therefore, are not affected by actual weather conditions.

Gas Cost Adjustments
--------------------
We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC as described in Note 1 of our 1999 Annual Report on Form 10-K. However, under market based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers, and does not significantly impact earnings.

Delivery service customers, including Bethlehem Steel, are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas sales and are included in gas system sales volumes.

During the quarter ended September 30, 2000, gas cost adjustment revenues increased compared to the same period of 1999 mostly because we sold gas at a higher price.

During the nine months ended September 30, 2000, gas cost adjustment revenues decreased compared to the same period of 1999 mostly because we sold less gas to non-delivery service customers. This was partially offset by a higher price of gas sold.

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

During the quarter and nine months ended September 30, 2000, revenues from off-system gas sales increased compared to the same periods of 1999 mostly because we sold more gas off-system at a higher price.

Gas Purchased For Resale Expenses
---------------------------------
Actual costs include the cost of gas purchased for resale to our customers and for off-system sales. Actual costs do not include the cost of gas purchased by delivery service customers.

During the quarter and nine months ended September 30, 2000, our gas costs increased compared to the same periods of 1999 mostly because we bought more gas for off-system sales and all of the gas purchased was at a higher price.

Gas Operations and Maintenance Expenses
---------------------------------------
During the quarter and nine months ended September 30, 2000, gas operations and maintenance expenses increased compared to the same periods of 1999 mostly because of timing of corporate administrative and general expenses allocated to our business segments.

Gas Depreciation and Amortization Expense
-----------------------------------------
During the quarter and nine months ended September 30, 2000, gas depreciation and amortization expense was about the same compared to the same periods of 1999.

Other Nonregulated Businesses
-----------------------------
Earnings
--------

                         Quarter Ended    Nine Months Ended
                          September 30      September 30
                          2000     1999     2000     1999
                         ------- -------- -------- --------
                     (In millions, except per share amounts)

Revenues................  $187.7  $207.1   $557.4   $635.1
Operating expenses......   156.2   233.0    496.7    637.1
Depreciation and
    amortization........     5.8     2.8     16.6      9.0
Taxes other than
    income taxes........     1.0     1.0      3.0      2.8
                        -------- -------- -------- --------
Operating income (loss).   $24.7  $(29.7)   $41.1   $(13.8)
                        ======== ======== ======== ========
Net income (loss).......    $5.7  $(27.7)   $(2.3)  $(31.6)
                        ======== ======== ======== ========
Earnings per share......    $.04   $(.20)   $(.01)   $(.21)
                        ======== ======== ======== ========

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements.

During the quarter ended September 30, 2000, earnings from our other nonregulated businesses increased compared to the same period of 1999 mostly because of higher earnings from our financial investments business. Our financial investments business had higher earnings due to an increase in its market performance and a 1999 write-down of a financial investment that had a negative impact in that year. In addition, our energy products and services business had higher gross margins from its gas trading activities.

During the nine months ended September 30, 2000, earnings from our other nonregulated businesses increased compared to the same period of 1999 mostly because of higher earnings from our financial investments and energy products and services businesses. In addition, in 1999, we wrote-down a financial investment and certain senior-living facilities, which had negative impacts in that year. These increases were partially offset by lower earnings from our Latin American business primarily due to increased operating expenses in Guatemala.

In December 1999, we decided to exit the Latin American portion of our power projects business as part of our strategy to improve our competitive position. We discuss our strategy further in the Strategy section on page 19.

In June 1999, our financial investments business wrote-down its investment in Capital Re stock by $3.6 million after-tax, or $.02 per share. In September 1999, our financial investments business wrote-down the investment by an additional $17.3 million after-tax, or $.12 per share. These write-downs were recorded to reflect the valuation for the exchange of its shares of common stock in Capital Re for common stock of ACE Limited during these periods. This exchange is discussed further in our 1999 Annual Report on Form 10-K.

In September 1999, our real estate and senior-living facilities business wrote-down certain senior-living facilities by $3.4 million after-tax, or $.02 per share, related to the announcement of the sale of those facilities.

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

Consolidated Nonoperating Income and Expenses
---------------------------------------------
Fixed Charges
-------------
During the quarter and nine months ended September 30, 2000, fixed charges increased compared to the same periods of 1999 mostly because we had more debt outstanding.

Income Taxes
------------
During the quarter and nine months ended September 30, 2000, our total income taxes increased compared to the same periods of 1999 mostly because we had higher taxable income from our nonregulated businesses and an increase in state and local taxes as a result of comprehensive changes to these laws. This increase was partially offset by lower taxable income at BGE. We discuss the comprehensive tax law changes in Note 4 of our 1999 Annual Report on Form 10-K.

Financial Condition
-------------------
Cash Flows
----------
                                Nine Months Ended
                                   September 30
                                -----------------
                                  2000      1999
                                -------- --------
                                  (In millions)
  Cash provided by (used in):
   Operating Activities          $588.8   $483.5
   Investing Activities          (728.4)  (441.8)
   Financing Activities            97.3   (159.0)

During the nine months ended September 30, 2000, we generated more cash from operations compared to the same period in 1999 mostly because of changes in working capital requirements.

During the nine months ended September 30, 2000, we used more cash for investing activities compared to the same period in 1999 mostly due to an increase in investments in new generation facilities. In addition, our real estate and senior-living facilities business received less cash compared to the same period of 1999, due to the sale of a project in 1999. We did not have a similar sale in 2000.

During the nine months ended September 30, 2000, we had more cash from financing activities compared to the same period of 1999 mostly because we issued more long-term debt and common stock. This was partially offset by repayment of our long-term debt that matured.

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


                       Standard      Moody's
                       & Poors      Investors       Fitch
                     Rating Group    Service        IBCA
                   --------------  -----------    ----------

Constellation Energy
--------------------
Unsecured Debt             A-          A3             A-

BGE
---
Mortgage Bonds            AA-          A1             A+
Unsecured Debt             A           A2             A
Trust Originated
  Preferred Securities
  and Preference Stock     A-         "a2"            A-

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

Capital requirements for 2000 through 2002 include estimates of funding for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table below because of a number of factors including:

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

Effective July 1, 2000, all of BGE's generation assets were transferred to nonregulated subsidiaries of Constellation Energy. The discussion and table for capital requirements below include these generation assets as part of the utility's regulated electric business through June 30, 2000. After that date, the capital requirements are included in the domestic merchant energy business.


                                                                             Calendar Year Estimates
                                                                     2000            2001           2002
                                                                   ---------       ---------      --------
                                                                                 (In millions)

Nonregulated Capital Requirements:
----------------------------------
Investment requirements:
   Domestic Merchant Energy                                           $803*         $ 1,241       $ 1,077
   Other                                                                37               48            41
                                                                   ---------       ---------      --------
   Total investment requirements                                       840            1,289         1,118
Retirement of long-term debt                                           575              446             7
                                                                   ---------       ---------      --------
Total nonregulated capital requirements                              1,415            1,735         1,125


Utility Capital Requirements:
-----------------------------
Construction expenditures (excluding AFC):
   Regulated Electric:
           Generation (including nuclear fuel)                          94                -             -
           Transmission and distribution                               177              177           171
                                                                   ---------       ---------      --------
           Total regulated electric                                    271              177           171
   Regulated Gas                                                        56               56            52
   Common                                                               23               26            26
                                                                   ---------       ---------      --------
   Total construction expenditures                                     350              259           249
Retirement of long-term debt and redemption of
  preference stock                                                     122              194           147
                                                                   ---------       ---------      --------
Total utility capital requirements                                     472              453           396
                                                                   ---------       ---------      --------
Total capital requirements                                          $1,887           $2,188        $1,521
                                                                   =========       =========      ========



* Effective July 1, 2000, includes approximately $110 million for electric generation and nuclear fuel formerly part of BGE's regulated electric business.

Capital Requirements
--------------------
Domestic Merchant Energy Business
---------------------------------
Our domestic merchant energy business will require additional funding for growing its power marketing business and developing and acquiring power projects.

Our domestic merchant energy business investment requirements include the planned construction of 1,100 megawatts of peaking capacity in the Mid-Atlantic/Mid-West region by the summer of 2001 and an additional 4,300 megawatts of peaking and combined cycle production facilities scheduled for completion in 2002 and beyond in the Mid-West and South regions. Longer range, our plans are to own or control approximately 30,000 megawatts of generation capacity by 2005. For further information see the Strategy section on page 19.

Electric Generation
-------------------
Electric construction expenditures for our regulated electric business include improvements to generating plants and costs for replacing the steam generators at Calvert Cliffs through June 30, 2000. Thereafter, these expenditures are reflected in our domestic merchant energy business.

In March 2000, we received the license extension from the NRC that extends our operating licenses to 2034 for Unit 1 and 2036 for Unit 2 as discussed in the Current Issues - Calvert Cliffs License Extension section on page 23. If we do not replace the steam generators, we will not be able to operate these units through our operating licenses period. We expect the steam generator replacement to occur during the 2002 refueling outage for Unit 1 and during the 2003 refueling outage for Unit 2. We estimate these Calvert Cliffs' costs to be:

o    $ 38 million in 2000,
o    $ 63 million in 2001,
o    $ 91 million in 2002, and
o    $ 60 million in 2003.

Additionally, our estimates of future electric generation construction expenditures include the costs of complying with Environmental Protection Agency
(EPA) and State of Maryland nitrogen oxides emissions (NOx) reduction regulations as follows:

o    $ 55 million in 2000,
o    $ 55 million in 2001, and
o    $ 8 million in 2002.

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

Funding for Capital Requirements
--------------------------------
Domestic Merchant Energy Business
---------------------------------
Funding for the expansion of our domestic merchant energy business is expected from internally generated funds, commercial paper issuances, long-term debt, and other financing instruments by Constellation Energy and its subsidiaries, and from time to time equity contributions from Constellation Energy.

In addition, on October 23, 2000 we announced initiatives designed to advance our growth strategies in the domestic merchant energy business as discussed in the Subsequent Event section in the Notes to Consolidated Financial Statements on page 11. As part of these initiatives, our domestic merchant energy business expects to initially reinvest its earnings and not pay a dividend to fund its growth.

At September 30, 2000, Constellation Energy has a commercial paper program where it can issue up to $500 million in short-term notes to fund its nonregulated businesses. To support its commercial paper program, Constellation Energy maintains two revolving credit agreements totaling $565 million, of which one facility can also issue letters of credit. In addition, Constellation Energy has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

BGE
---
Funding for utility capital expenditures is expected from internally generated funds, commercial paper issuances, available capacity under credit facilities, the issuance of long-term debt, trust securities, or preference stock, and/or from time to time equity contributions from Constellation Energy.

At September 30, 2000, FERC authorized BGE to issue up to $700 million of short-term borrowings, including commercial paper. In addition, BGE maintains $183 million in annual committed bank lines of credit and has $25 million in bank revolving credit agreements to support the commercial paper program. In addition, BGE has access to interim lines of credit as required from time to time to support its outstanding commercial paper.

Other Nonregulated Businesses
-----------------------------
BGE Home Products & Services may meet capital requirements through sales of receivables. ComfortLink has a revolving credit agreement totaling $50 million to provide liquidity for short-term financial needs.

If we can get a reasonable value for our real estate projects, senior-living facilities, and other investments, additional cash may be obtained by selling them. Our ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made. We discuss the real estate and senior-living facilities business and market conditions in the Other Nonregulated Businesses section on page 31.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

o risk associated with the purchase and sale of energy in a deregulated environment as discussed in the Current Issues - Electric Competition section of Management's Discussion and Analysis on page 20,
o financing activities in the Notes to Consolidated Financial Statements on page 13, and
o activities of our power marketing business in the Domestic Merchant Energy Business section of Management's Discussion and Analysis beginning on page 25.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

Employment Discrimination
-------------------------
Miller v. Baltimore Gas and Electric Company, et al. - This action was filed on September 20, 2000 in the U.S. District Court for the District of Maryland. Besides BGE, Constellation Energy Group, Constellation Nuclear and Calvert Cliffs Nuclear Power Plant are also named defendants. The action seeks class certification for approximately 150 past and present employees and alleges racial discrimination at Calvert Cliffs Nuclear Power Plant. The amount of damages is unspecified, however the plaintiffs seek back and front pay, along with compensatory and punitive damages. We believe this case is without merit. However, we cannot predict the timing, or outcome, of it or its possible effect on our, or BGE's, financial results.

Moore v. Constellation Energy Group - This action was filed on October 23, 2000 in the U.S. District Court for the District of Maryland by an employee alleging employment discrimination. Besides Constellation Energy, BGE and Constellation Holdings, Inc. are also named defendants. The Equal Employment Opportunity Commission has previously concluded that it was unable to establish a violation of law. The plaintiff seeks, among other things, unspecific monetary damages and back pay. We believe this case is without merit.

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

To date, 27 of these cases were settled for amounts that were not significant.

The second type is claims by one manufacturer -- Pittsburgh Corning Corp. (PCC) -- against us and approximately eight others, as third-party defendants. On April 17, 2000, PCC declared bankruptcy and we do not expect PCC to prosecute this claim.

These claims relate to approximately 1,500 individual plaintiffs and were filed in the Circuit Court for Baltimore City, Maryland in the fall of 1993. To date, about 350 cases have been resolved, all without any payments by BGE. We do not know the specific facts necessary to estimate our potential liability for these claims. The specific facts we do not know include:

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

MAPSA subsequently filed several appeals with the Maryland Court of Special Appeals, the Maryland Court of Appeals, and the Baltimore City Circuit Court. The effect of the appeals was to delay the implementation of customer choice in BGE's service territory.

However, on August 4, 2000, the delay was rescinded and BGE retroactively adjusted its rates as if customer choice had been implemented July 1, 2000.

On September 29, 2000, the Baltimore City Circuit Court issued an order upholding the Restructuring Order.

On October 27, 2000, MAPSA filed an appeal with the Maryland Court of Special Appeals challenging the September 29, 2000 order issued by the Circuit Court. We believe that this petition is without merit. However, we cannot predict the timing, or outcome, of this case, which could have a material adverse effect on our, and BGE's, financial results.

Asset Transfer Order
--------------------
On July 6, 2000, MAPSA and Shell Energy LLC filed, in the Circuit Court for Baltimore City, a petition for review and a delay of the Maryland PSC's order approving the transfer of BGE's generation assets issued on June 19, 2000. The Court denied MAPSA's request for a delay on August 4, 2000, and after a hearing on the petition on August 23, 2000 issued an order on September 29, 2000 upholding the Maryland PSC's order on the asset transfer. On October 27, 2000, MAPSA filed an appeal with the Maryland Court of Special Appeals challenging the September 29, 2000 order issued by the Circuit Court. We also believe that this petition is without merit. However, we cannot predict the timing, or outcome, of this case, which could have a material adverse effect on our, and BGE's, financial results.

Item 5.  Other Information
Forward-Looking Statements
--------------------------
We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

o    general economic, business, and regulatory conditions,
o    energy supply and demand,
o    competition,
o    federal and state regulations,
o    availability, terms, and use of capital,
o    nuclear and environmental issues,
o    weather,
o implications of the Restructuring Order issued by the Maryland PSC, including the outcome of MAPSA's appeal,
o    commodity price risk,
o operating our generation assets in a deregulated market without the benefit of a fuel rate adjustment clause,
o    loss of revenue due to customers choosing alternative suppliers,
o    higher volatility of earnings and cash flows,
o    increased financial requirements of our nonregulated subsidiaries,
o inability to recover all costs associated with providing electric retail customers service during the electric rate freeze period, and
o implications from the transfer of BGE's generation assets and related liabilities to nonregulated subsidiaries of Constellation Energy, including the outcome of an appeal of the Maryland PSC's Order regarding the transfer of generation assets.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

Item 6. Exhibits and Reports on Form 8-K


    (a)   Exhibit No. 3        By-laws of Constellation Energy Group, Inc.
          Exhibit No. 12(a)    Constellation Energy Group, Inc.  Computation of
                               Ratio of Earnings to Fixed Charges.
          Exhibit No. 12(b)    Baltimore Gas and Electric Company Computation
                               of Ratio of Earnings to Fixed Charges and
                               Computation of Ratio of Earnings to Combined
                               Fixed Charges and Preferred and Preference
                               Dividend Requirements.
          Exhibit No. 27(a)    Constellation Energy Group, Inc. Financial Data
                               Schedule.
          Exhibit No. 27(b)    Baltimore Gas and Electric Company Financial
                               Data Schedule.

    (b)   Reports on Form 8-K for the quarter ended September 30, 2000:

          Date Filed           Items Reported
          July 7, 2000         Item 2. Acquisition or Disposition of Assets
                               Item 7. Financial Statements and Exhibits

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


                                        CONSTELLATION ENERGY GROUP, INC.
                                        --------------------------------
                                                  (Registrant)


                                        BALTIMORE GAS AND ELECTRIC COMPANY
                                        ----------------------------------
                                                  (Registrant)



Date:  November 14, 2000                         /s/ D. A. Brune
------------------------                ----------------------------------
                                  D. A. Brune, Vice President on behalf of each Registrant and as Principal Financial Officer of each Registrant