Form 10-K/A
period 2002-12-31
CONSTELLATION ENERGY GROUP INC
filed 2003-03-27
CIK 1004440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2002

Commission file number	Exact name of registrant as specified in its charter	IRS Employer Identification No.
1-12869	CONSTELLATION ENERGY GROUP, INC.	52-1964611

MARYLAND
(State of incorporation)

750 E. PRATT STREET      BALTIMORE, MARYLAND     21202
              (Address of principal executive offices)                  (Zip Code)

410-234-5000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of Each Exchange on Which Registered
Constellation Energy Group, Inc. Common Stock -- Without Par Value	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. Pacific Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Not Applicable

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No .
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether Constellation Energy Group, Inc. is an accelerated filer☒Yes __ No

        Aggregate market value of Constellation Energy Group, Inc. Common Stock, without par value, held by non-affiliates as of June 28, 2002 was approximately $4,791,476,554 and February 28, 2003 was approximately $4,294,960,073 based upon New York Stock Exchange composite transaction closing price.

CONSTELLATION ENERGY GROUP, INC. COMMON STOCK, WITHOUT PAR VALUE 164,857,818 SHARES OUTSTANDING AS OF FEBRUARY 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K                          Document Incorporated by Reference
           III                                Certain sections of the Proxy Statement for Constellation Energy Group, Inc.
                                                  for the Annual Meeting of Shareholders to be held on April 25, 2003

TABLE OF CONTENTS

Page
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.	1
SIGNATURES	5
CERTIFICATIONS	6
EXHIBIT INDEX	7

EXPLANATORY NOTE

This amendment of Constellation Energy Group, Inc.’s Annual Report on Form 10-K is being filed to add Exhibit 10(x), which is a Letter Agreement between Constellation Energy Group, Inc. and Christian H. Poindexter and to amend Exhibit 10(h) to include a reference to Mr. Poindexter's severance agreement. This amendment also updates the number of shares of common stock outstanding as of February 28, 2003 from 164,764,752 to 164,857,818 and the aggregate market value of common stock held by non-affiliates as of February 28, 2003 from $4,293,890,795 to $4,294,960,073.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
      (a) The following documents are filed as a part of this Report:

1. Financial Statements:
Report of Independent Accountants dated January 29, 2003 of PricewaterhouseCoopers LLP
Consolidated Statements of Income – Constellation Energy Group for three years ended December 31, 2002
Consolidated Balance Sheets – Constellation Energy Group at December 31, 2002 and December 31, 2001
Consolidated Statements of Cash Flows – Constellation Energy Group for three years ended December 31, 2002
Consolidated Statements of Common Shareholders’ Equity and Comprehensive Income – Constellation Energy Group for three years      ended December 31, 2002
Consolidated Statements of Capitalization – Constellation Energy Group at December 31, 2002 and December 31, 2001
Consolidated Statements of Income – Baltimore Gas and Electric Company for three years ended December 31, 2002
Consolidated Balance Sheets – Baltimore Gas and Electric Company at December 31, 2002 and December 31, 2001
Consolidated Statements of Cash Flows – Baltimore Gas and Electric Company for three years ended December 31, 2002
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:
         Schedule II -- Valuation and Qualifying Accounts
         Schedules other than Schedule II are omitted as not applicable or not required.

3. Exhibits Required by Item 601 of Regulation S-K.
Exhibit Number
*2		—	Agreement and Plan of Share Exchange between Baltimore Gas and Electric Company and Constellation Energy Group, Inc. dated as of February 19, 1999. (Designated as Exhibit No. 2 in Form S-4 dated March 3, 1999, File No. 33-64799.)
*2	(a)	—	Agreement and Plan of Reorganization and Corporate Separation (Nuclear). (Designated as Exhibit No. 2(a) in Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(b)	—	Agreement and Plan of Reorganization and Corporate Separation (Fossil). (Designated as Exhibit No. 2(b) in Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*3	(a)	—	Articles of Amendment and Restatement of the Charter of Constellation Energy Group, Inc. as of April 30, 1999. (Designated as Exhibit No. 99.2 in Form 8-K dated April 30, 1999, File No. 1-1910.)
*3	(b)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc., as of July 19, 1999. (Designated as Exhibit No. 3(a) in Form 10-Q dated August 13, 1999, File Nos. 1-12869 and 1-1910.)
*3	(c)	—	Certificate of Correction to the Charter of Constellation Energy Group, Inc. as of September 13, 1999. (Designated as Exhibit No. 3(c) to the Annual Report on Form 10-K for the year ended December 31, 1999, File Nos. 1-12869 and 1-1910.)
*3	(d)	—	Charter of BGE, restated as of August 16, 1996. (Designated as Exhibit No. 3 in Form 10-Q dated November 14, 1996, File No. 1-1910.)
*3	(e)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of November 20, 2001. (Designated as Exhibit No. 3(e) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
º3	(f)	—	Bylaws of Constellation Energy Group, Inc., as amended to January 24, 2003.
*3	(g)	—	Bylaws of BGE, as amended to October 16, 1998. (Designated as Exhibit No. 3 in Form 10-Q dated November 13, 1998, File No. 1-1910.)

*4	(a)	—	Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of March 24, 1999. (Designated as Exhibit No. 4(a) in Form S-3 dated March 29, 1999, File No. 333-75217.)
*4	(b)	—	First Supplemental Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of January 24, 2003. (Designated as Exhibit No. 4(b) in Form S-3 dated January 24, 2003, File No. 333-102723.)
*4	(c)	—	Supplemental Indenture between BGE and Bankers Trust Company, as Trustee, dated as of June 20, 1995, supplementing, amending and restating Deed of Trust dated February 1, 1919. (Designated as Exhibit No. 4 in Form 10-Q dated August 11, 1995, File No. 1-1910); and the following Supplemental Indentures between BGE and Bankers Trust Company, Trustee:
Dated	File No.	Designated In	Exhibit Number
*January 15, 1992	33-45259	(Form S-3 Registration)	4(a)(ii)
*February 15, 1993	1-1910	(Form 10-K Annual Report for 1992)	4(a)(i)
*March 1, 1993	1-1910	(Form 10-K Annual Report for 1992)	4(a)(ii)
*March 15, 1993	1-1910	(Form 10-K Annual Report for 1992)	4(a)(iii)
*April 15, 1993	1-1910	(Form 10-Q dated May 13, 1993)	4
*July 1, 1993	1-1910	(Form 10-Q dated August 13, 1993)	4(a)
*October 15, 1993	1-1910	(Form 10-Q dated November 12, 1993)	4
*June 15, 1996	1-1910	(Form 10-Q dated August 13, 1996)	4
*4	(d)	—
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
*4	(e)	—	Form of Subordinated Indenture between the Company and The Bank of New York, as Trustee in connection with the issuance of the Junior Subordinated Debentures. (Designated as Exhibit 4(d) in Form S-3 dated May 28, 1998, File No. 333-53767.)
*4	(f)	—	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee in connection with the issuances of the Junior Subordinated Debentures. (Designated as Exhibit 4(e) in Form S-3 dated May 28, 1998, File No. 333-53767.)
*4	(g)	—	Form of Preferred Securities Guarantee (Designated as Exhibit 4(f) in Form S-3 dated May 28, 1998, File No. 333-53767.)
*4	(h)	—	Form of Junior Subordinated Debenture (Designated as Exhibit 4(h) in Form S-3 dated May 28, 1998, File No. 333-53767.)
*4	(i)	—	Form of Amended and Restated Declaration of Trust (including Form of Preferred Security) (Designated as Exhibit 4(c) in Form S-3 dated May 28, 1998, File No. 333-53767.)
*10	(a)	—	Executive Annual Incentive Plan of Constellation Energy Group, Inc., as amended and restated. (Designated as Exhibit No. 10(a) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*10	(b)	—	Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit No. 10(b) to the Annual Report on Form 10-K for the year ended December 31, 2000, File Nos. 1-12869 and 1-1910.)
º10	(c)	—	Constellation Energy Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated.
*10	(d)	—	Constellation Energy Group, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit No. 10(d) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*10	(e)	—	Baltimore Gas and Electric Company Retirement Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit No. 10(m) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
*10	(f)	—	Summary of severance arrangement for Edward A. Crooke. (Designated as Exhibit No. 10(g) to the Annual Report on Form 10-K for the year ended December 31, 1999, File Nos. 1-12869 and 1-1910.)
*10	(g)	—	Grantor Trust Agreement Dated as of January 1, 2001 between Constellation Energy Group, Inc. and Citibank, N.A. (Designated as Exhibit No. 10(g) to the Annual Report on Form 10-K for the year ended December 31, 2000, File Nos. 1-12869 and 1-1910.)

º10	(h)	—	Form of Severance Agreements between Constellation Energy Group, Inc. and Christian H. Poindexter and each of the following named executive officers: Mayo A. Shattuck III, E. Follin Smith, and Frank O. Heintz.
*10	(i)	—	Grantor Trust Agreement dated as of April 30, 1999 between Constellation Energy Group, Inc. and
T. Rowe Price Trust Company. (Designated as Exhibit No. 10(e) in Form 10-Q dated May 14, 1999, File Nos. 1-12869 and 1-1910.)
*10	(j)	—	Full Requirements Service Agreement between Constellation Power Source, Inc. and Baltimore Gas and Electric Company. (Designated as Exhibit No. 10(a) in Form 10-Q dated August 14, 2000, File Nos. 1-12869 and 1-1910.) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
*10	(k)	—	Full Requirements Service Agreement between Constellation Power Source, Inc. and Baltimore Gas and Electric Company. (Designated as Exhibit No. 10(a) in Form 10-Q dated September 30, 2001, File Nos. 1-12869 and 1-1910.) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
*10	(l)	—	Full Requirements Service Agreement between Baltimore Gas and Electric Company and Allegheny Energy Supply Company, L.L.C. (Designated as Exhibit No. 10(b) in Form 10-Q dated September 30, 2001, File Nos. 1-12869 and 1-1910.) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
*10	(m)		Constellation Energy Group, Inc. Benefits Restoration Plan, as amended and restated. (Designated as Exhibit No. 10(m) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*10	(n)	—	Constellation Energy Group, Inc. Supplemental Pension Plan, as amended and restated. (Designated as Exhibit No. 10(n) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*10	(o)	—	Constellation Energy Group, Inc. Senior Executive Supplemental Plan, as amended and restated. (Designated as Exhibit No. 10(o) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*10	(p)	—	Constellation Energy Group, Inc. Supplemental Benefits Plan, as amended and restated. (Designated as Exhibit No. 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
º10	(q)	—	Compensation agreements between Constellation Energy Group, Inc. and Michael J. Wallace (Attachment 1—Employment Agreement; Attachment 2—Severance Agreement.)
*10	(r)	—	Compensation agreements between Constellation Energy Group, Inc. and Thomas V. Brooks (Attachment 1—Offer letter; Attachment 2—Equity letter; Attachment 3—Retention plan summary.) (Designated as Exhibit No. 10(r) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
º10	(s)	—	Constellation Energy Group, Inc. Executive Long-Term Incentive Plan.
*10	(t)	—	Constellation Energy Group, Inc. 2002 Executive Annual Incentive Plan. (Designated as Exhibit No. II in the Definitive Proxy Statement on Schedule 14A filed on April 18, 2002.)
º10	(u)	—	Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan.
º10	(v)	—	Constellation Energy Group, Inc. Management Long-Term Incentive Plan.
º10	(w)	—	Compensation agreements between Constellation Energy Group, Inc. and E. Follin Smith (Attachment 1. Offer letter; Attachment 2—Severance agreement.)
10	(x)	—	Letter Agreement between Constellation Energy Group, Inc. and Christian H. Poindexter.
º12	(a)	—	Constellation Energy Group, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
º12	(b)	—	Baltimore Gas and Electric Company and Subsidiaries Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
º21		—	Subsidiaries of the Registrant.
º23		—	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

        * Incorporated by Reference.

        º Included in Annual Report on Form 10-K filed March 7, 2003.

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC.
By: /s/ E. FOLLIN SMITH
E. Follin Smith
Senior Vice President and Chief Financial Officer

March 27, 2003

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

March 27, 2003

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

March 27, 2003

/s/ E. FOLLIN SMITH
E. Follin Smith, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.

10(x)      Letter Agreement between Constellation Energy Group, Inc. and Christian H. Poindexter.