Form 10-Q
period 2004-03-31
CONSTELLATION ENERGY GROUP INC; BALTIMORE GAS & ELECTRIC CO
filed 2004-05-07
CIK 1004440, 9466

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

Commission File Number	Exact name of registrant as specified in its charter	IRS Employer Identification No.
1-12869	CONSTELLATION ENERGY GROUP, INC.	52-1964611
1-1910	BALTIMORE GAS AND ELECTRIC COMPANY	52-0280210

MARYLAND
(State of Incorporation of both registrants)

750 E. PRATT STREET,            BALTIMORE, MARYLAND                21202
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

COMMON STOCK, WITHOUT PAR VALUE 168,490,454 SHARES OUTSTANDING OF
CONSTELLATION ENERGY GROUP, INC. ON APRIL 30, 2004.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Three Months Ended March 31,	2004	2003

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$2,234.3	$1,545.5
Regulated electric revenues	484.4	486.3
Regulated gas revenues	317.9	298.2

Total revenues	3,036.6	2,330.0
Expenses
Operating expenses	2,600.7	1,978.0
Depreciation and amortization	123.0	111.1
Accretion of asset retirement obligations	11.2	10.7
Taxes other than income taxes	67.5	68.3

Total expenses	2,802.4	2,168.1
Net Gain on Sales of Investments and Other Assets	1.5	13.7

Income from Operations	235.7	175.6
Other Income	4.8	8.9
Fixed Charges
Interest expense	84.8	82.3
Interest capitalized and allowance for borrowed funds used during construction	(2.6)	(4.4)
BGE preference stock dividends	3.3	3.3

Total fixed charges	85.5	81.2

Income from Continuing Operations Before Income Taxes	155.0	103.3
Income Taxes	42.5	36.3

Income from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles	112.5	67.0
Loss from Discontinued Operations, Net of Income Taxes of $23.8	(46.3)	—
Cumulative Effects of Changes in Accounting Principles, Net of Income Taxes of $119.5	—	(198.4)

Net Income (Loss)	$66.2	$(131.4)

Earnings (Loss) Applicable to Common Stock	$66.2	$(131.4)

Average Shares of Common Stock Outstanding—Basic	168.1	164.9
Average Shares of Common Stock Outstanding—Diluted	169.2	164.9
Earnings Per Common Share and Earnings Per Common Share—Assuming Dilution from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles	$0.66	$0.40
Loss from Discontinued Operations	(0.27)	—
Cumulative Effects of Changes in Accounting Principles	—	(1.20)

Earnings (Loss) Per Common Share and Earnings (Loss) Per Common Share—Assuming Dilution	$0.39	$(0.80)

Dividends Declared Per Common Share	$0.285	$0.260

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Three Months Ended March 31,	2004	2003

	(In millions)
Net Income (Loss)	$66.2	$(131.4)
Other comprehensive income (OCI)
Reclassification of net gain on sales of securities from OCI to net income, net of taxes	(0.3)	(2.6)
Reclassification of net gain on hedging instruments from OCI to net income, net of taxes	(24.8)	(6.0)
Net unrealized gain (loss) on hedging instruments, net of taxes	96.3	(6.0)
Net unrealized gain (loss) on securities, net of taxes	26.9	(11.7)

Comprehensive Income (Loss)	$164.3	$(157.7)

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	March 31, 2004*	December 31, 2003

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$840.8	$721.3
Accounts receivable (net of allowance for uncollectibles of $53.5 and $51.7, respectively)	1,441.1	1,563.0
Mark-to-market energy assets	569.5	488.3
Risk management assets	577.7	249.5
Materials and supplies	202.9	211.7
Fuel stocks	108.9	178.2
Assets held for sale—discontinued operations	87.6	—
Acquired contracts, net of amortization	50.9	67.0
Other	177.8	154.4

Total current assets	4,057.2	3,633.4

Investments and Other Assets
Nuclear decommissioning trust funds	792.5	736.1
Investments in qualifying facilities and power projects	328.1	332.6
Mark-to-market energy assets	343.5	261.9
Risk management assets	251.6	158.4
Goodwill	144.1	144.0
Acquired contracts, net of amortization	98.8	105.8
Other	238.1	238.0

Total investments and other assets	2,196.7	1,976.8

Property, Plant and Equipment
Regulated property, plant and equipment	5,285.8	5,266.7
Nonregulated generation property, plant and equipment	7,614.9	7,769.1
Other nonregulated property, plant and equipment	404.2	340.9
Nuclear fuel (net of amortization)	229.6	202.9
Accumulated depreciation	(4,001.4)	(3,978.1)

Net property, plant and equipment	9,533.1	9,601.5

Deferred Charges
Regulatory assets (net)	211.1	229.5
Other	138.2	149.6

Total deferred charges	349.3	379.1

Total Assets	$16,136.3	$15,590.8

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	March 31, 2004*	December 31, 2003

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$7.5	$9.6
Current portion of long-term debt	362.9	343.2
Accounts payable	1,051.1	1,167.7
Customer deposits and collateral	235.9	181.7
Mark-to-market energy liabilities	544.3	474.6
Risk management liabilities	193.9	134.6
Liabilities associated with assets held for sale	47.5	—
Other	442.7	523.6

Total current liabilities	2,885.8	2,835.0

Deferred Credits and Other Liabilities
Deferred income taxes	1,466.4	1,384.4
Mark-to-market energy liabilities	355.1	258.0
Risk management liabilities	404.0	170.1
Asset retirement obligations	605.1	595.9
Postretirement and postemployment benefits	364.2	361.8
Net pension liability	185.6	225.7
Deferred investment tax credits	76.6	78.4
Other	197.5	198.4

Total deferred credits and other liabilities	3,654.5	3,272.7

Long-term Debt
Long-term debt of Constellation Energy	3,350.0	3,350.0
Long-term debt of nonregulated businesses	384.9	389.2
First refunding mortgage bonds of BGE	476.1	476.1
Other long-term debt of BGE	919.6	919.6
6.20% deferrable interest subordinated debentures due October 15, 2043 to BGE wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(12.8)	(10.2)
Current portion of long-term debt	(362.9)	(343.2)

Total long-term debt	5,012.6	5,039.2

Minority Interests	115.7	113.4
BGE Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholders' Equity
Common stock	2,200.6	2,179.8
Retained earnings	2,100.2	2,081.9
Accumulated other comprehensive loss	(23.1)	(121.2)

Total common shareholders' equity	4,277.7	4,140.5

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$16,136.3	$15,590.8

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Three Months Ended March 31,	2004	2003

	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$66.2	$(131.4)
Adjustments to reconcile to net cash provided by operating activities
Loss from discontinued operations	46.3	—
Cumulative effects of changes in accounting principles	—	198.4
Depreciation and amortization	156.6	139.4
Accretion of asset retirement obligations	11.2	10.7
Deferred income taxes	27.8	30.5
Investment tax credit adjustments	(1.8)	(1.8)
Deferred fuel costs	4.0	(24.9)
Pension and postemployment benefits	(36.9)	(98.1)
Net gain on sales of investments and other assets	(1.5)	(13.7)
Equity in earnings of affiliates less than dividends received	3.3	8.7
Changes in
Accounts receivable	119.2	(559.4)
Mark-to-market energy assets and liabilities	4.0	37.1
Risk management assets and liabilities	2.2	(61.6)
Materials, supplies and fuel stocks	71.9	44.8
Other current assets	(25.9)	(40.9)
Accounts payable	(121.6)	486.0
Other current liabilities	7.4	190.2
Other	(0.8)	28.8

Net cash provided by operating activities	331.6	242.8

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(171.3)	(145.2)
Contributions to nuclear decommissioning trust funds	(8.8)	(4.4)
Sales of investments and other assets	6.7	89.8
Other investments	(7.4)	(21.9)

Net cash used in investing activities	(180.8)	(81.7)

Cash Flows From Financing Activities
Net (maturity) issuance of short-term borrowings	(2.1)	1.9
Proceeds from issuance of common stock	15.2	10.1
Repayment of long-term debt	(2.4)	(134.9)
Common stock dividends paid	(43.5)	(39.6)
Other	1.5	(1.4)

Net cash used in financing activities	(31.3)	(163.9)

Net Increase (Decrease) in Cash and Cash Equivalents	119.5	(2.8)
Cash and Cash Equivalents at Beginning of Period	721.3	615.0

Cash and Cash Equivalents at End of Period	$840.8	$612.2

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Three Months Ended March 31,	2004	2003

	(In millions)
Revenues
Electric revenues	$484.4	$486.3
Gas revenues	319.5	303.5

Total revenues	803.9	789.8

Expenses
Operating expenses
Electricity purchased for resale	240.4	243.6
Gas purchased for resale	216.0	203.1
Operations and maintenance	92.6	77.4
Depreciation and amortization	59.9	55.9
Taxes other than income taxes	45.2	45.2

Total expenses	654.1	625.2

Income from Operations	149.8	164.6
Other Income	1.0	0.3
Fixed Charges
Interest expense	25.4	30.0
Allowance for borrowed funds used during construction	(0.3)	(0.5)

Total fixed charges	25.1	29.5

Income Before Income Taxes	125.7	135.4
Income Taxes	49.7	53.6

Net Income	76.0	81.8
Preference Stock Dividends	3.3	3.3

Earnings Applicable to Common Stock	$72.7	$78.5

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	March 31, 2004*	December 31, 2003

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$7.9	$11.0
Accounts receivable (net of allowance for uncollectibles of $11.7 and $10.7, respectively)	359.1	354.8
Investment in cash pool, affiliated company	358.8	230.2
Accounts receivable, affiliated companies	1.6	4.5
Fuel stocks	14.9	62.8
Materials and supplies	32.8	29.9
Prepaid taxes other than income taxes	21.5	42.8
Other	9.3	9.9

Total current assets	805.9	745.9

Other Assets
Receivable, affiliated company	159.4	131.6
Other	92.1	90.4

Total other assets	251.5	222.0

Utility Plant
Plant in service
Electric	3,624.7	3,599.3
Gas	1,071.4	1,064.7
Common	460.9	467.7

Total plant in service	5,157.0	5,131.7
Accumulated depreciation	(1,832.9)	(1,807.7)

Net plant in service	3,324.1	3,324.0
Construction work in progress	124.3	130.5
Plant held for future use	4.5	4.5

Net utility plant	3,452.9	3,459.0

Deferred Charges
Regulatory assets (net)	211.1	229.5
Other	48.2	50.2

Total deferred charges	259.3	279.7

Total Assets	$4,769.6	$4,706.6

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	March 31, 2004*	December 31, 2003

	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$350.6	$330.6
Accounts payable	83.8	111.2
Accounts payable, affiliated companies	189.1	151.7
Customer deposits	60.7	59.7
Accrued taxes	63.1	33.0
Accrued interest	34.5	22.3
Other	15.8	43.3

Total current liabilities	797.6	751.8

Deferred Credits and Other Liabilities
Deferred income taxes	594.8	585.8
Postretirement and postemployment benefits	279.7	279.2
Other	47.8	49.5

Total deferred credits and other liabilities	922.3	914.5

Long-term Debt
First refunding mortgage bonds of BGE	476.1	476.1
Other long-term debt of BGE	919.6	919.6
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Long-term debt of nonregulated businesses	25.0	25.0
Unamortized discount and premium	(3.8)	(4.1)
Current portion of long-term debt	(350.6)	(330.6)

Total long-term debt	1,324.0	1,343.7

Minority Interest	18.8	18.9
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholder's Equity
Common stock	912.2	912.2
Retained earnings	603.9	574.7
Accumulated other comprehensive income	0.8	0.8

Total common shareholder's equity	1,516.9	1,487.7

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$4,769.6	$4,706.6

* Unaudited

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Three Months Ended March 31,	2004	2003

	(In millions)
Cash Flows From Operating Activities
Net income	$76.0	$81.8
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	60.7	56.7
Deferred income taxes	9.3	17.6
Investment tax credit adjustments	(0.5)	(0.5)
Deferred fuel costs	4.0	(24.9)
Pension and postemployment benefits	(26.5)	(73.5)
Allowance for equity funds used during construction	(0.5)	(0.9)
Changes in
Accounts receivable	(4.3)	(33.8)
Receivables, affiliated companies	2.9	48.7
Materials, supplies, and fuel stocks	45.0	23.7
Other current assets	21.9	20.4
Accounts payable	(27.4)	22.6
Accounts payable, affiliated companies	37.4	(14.0)
Other current liabilities	15.8	45.1
Other	8.2	9.5

Net cash provided by operating activities	222.0	178.5

Cash Flows From Investing Activities
Utility construction expenditures (excluding AFC)	(54.6)	(40.9)
Investment in cash pool at parent	(128.6)	(0.6)
Sales of investments and other assets	4.9	—

Net cash used in investing activities	(178.3)	(41.5)

Cash Flows From Financing Activities
Distribution to parent	(43.5)	—
Repayment of long-term debt	—	(134.8)
Preference stock dividends paid	(3.3)	(3.3)

Net cash used in financing activities	(46.8)	(138.1)

Net Decrease in Cash and Cash Equivalents	(3.1)	(1.1)
Cash and Cash Equivalents at Beginning of Period	11.0	10.2

Cash and Cash Equivalents at End of Period	$7.9	$9.1

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Various factors can have a significant impact on our results for interim periods. This means that the results for this quarter are not necessarily indicative of future quarters or full year results given the seasonality of our business.

        Our interim financial statements on the previous pages reflect all adjustments that management believes are necessary for the fair presentation of the financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature.

Basis of Presentation

This Quarterly Report on Form 10-Q is a combined report of Constellation Energy Group, Inc. (Constellation Energy) and Baltimore Gas and Electric Company (BGE). References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "regulated business(es)" are to BGE.

Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing earnings applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Our dilutive common stock equivalent shares consist of stock options of 1.1 million for the quarter ended March 31, 2004. There were no stock options excluded from the computation of diluted EPS for the quarter ended March 31, 2004. Stock options to purchase approximately 5.0 million shares during the quarter ended March 31, 2003 were not dilutive and were excluded from the computation of diluted EPS for that period.

Stock-Based Compensation

Under our long-term incentive plans, we granted stock options, performance and service-based restricted stock, and equity to officers, key employees, and members of the Board of Directors. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we measure our stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We discuss these plans and accounting further in Note 14 of our 2003 Annual Report on Form 10-K.

        The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provision of SFAS No. 123 to all outstanding stock options and stock awards in each period.

Quarter Ended March 31,	2004	2003

	(In millions, except per share amounts)
Net income (loss), as reported	$66.2	$(131.4)
Add: Stock-based compensation expense determined under intrinsic value method and included in reported net income (loss), net of related tax effects	2.1	0.9
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3.6)	(3.0)

Pro-forma net income (loss)	$64.7	$(133.5)

Earnings (loss) per share:
Basic – as reported	$0.39	$(0.80)
Basic – pro forma	$0.38	$(0.81)
Diluted – as reported	$0.39	$(0.80)
Diluted – pro forma	$0.38	$(0.81)

Accretion of Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations, provides the accounting requirements for recognizing an estimated liability for legal obligations associated with the retirement of tangible long-lived assets. We measure the liability at fair value when incurred and capitalize a corresponding amount as part of the book value of the related long-lived assets. The increase in the capitalized cost is included in determining depreciation expense over the estimated useful life of these assets. Since the fair value of the asset retirement obligations is determined using a present value approach, accretion of the liability due to the passage of time is recognized each period to "Accretion of asset retirement obligations" in our Consolidated Statements of Income until the settlement of the liability. We record a gain or loss when the liability is settled after retirement.

        The change in our "Asset retirement obligations" liability during 2004 was as follows:

(In millions)
Liability at January 1, 2004	$595.9
Accretion expense	11.2
Other	(2.0)
Liabilities incurred	—
Liabilities settled	—
Revisions to cash flows	—

Liability at March 31, 2004	$605.1

        "Other" in the table above represents the asset retirement obligation associated with our geothermal facility in Hawaii that has been reclassified as a liability held for sale at March 31, 2004. We expect that at the time of the sale, the asset retirement obligation will be transferred to the buyer of the geothermal facility. We discuss the transfer of the geothermal facility assets and liabilities to held for sale in more detail in the Loss from Discontinued Operations section below.

Net Gain on Sales of Investments
and Other Assets

2004

During the first quarter of 2004, our other nonregulated businesses recognized $1.5 million pre-tax, or $1.0 million after-tax, gains on the sale of non-core assets as follows:

  •
  $1.1 million pre-tax gain on an installment sale of real estate, and
  •
  $0.4 million pre-tax gain on the sale of a financial investment, as we continue to liquidate this operation.

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

Loss from Discontinued Operations

In the fourth quarter of 2003, we began to re-evaluate our strategy regarding our geothermal generating facility in Hawaii. The reevaluation of our strategy included soliciting bids to determine the level of interest in the project. As of December 31, 2003, management determined that disposal of the project was more likely than not to occur. As a result, we evaluated our facility for impairment as of December 31, 2003, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that the assets were not impaired primarily due to indicative bids from third parties above the carrying value of the assets.

        In March 2004, after reviewing final binding offers, management committed to a plan to sell the facility that met the "held for sale" criteria under SFAS No. 144. Under SFAS No. 144, we record assets and liabilities held for sale at the lesser of the carrying amount or fair value less cost to sell.

        The fair value of the facility as of March 31, 2004, based on the bids under consideration was below carrying value, therefore, we recorded a $71.6 million pre-tax, or $47.3 million after-tax, impairment charge during the first quarter of 2004. We reported the after-tax impairment charge as a component of "Loss from discontinued operations" in our Consolidated Statements of Income.

        Additionally we recognized the $1.5 million pre-tax, or $1.0 million after-tax, of earnings from the geothermal facility for the quarter ended March 31, 2004 as a component of "Loss from discontinued operations." We have not reclassified the prior year results of operations, which were reported under the equity method as "Nonregulated revenues" because we believe that reclassification of immaterial prior period results would be less useful than consistent reporting of prior year amounts. The geothermal facility had a $4.7 million net loss, including a $1.1 million cumulative effect of change in accounting principle for the adoption of SFAS No. 143, during the quarter ended March 31, 2003.

        Presented in the table below are the components of the assets and liabilities held for sale which are included in our merchant energy business:

At March 31, 2004

(In millions)
Assets held for sale
Cash	$6.2
Accounts receivable	1.6
Property, plant and equipment	65.0
Other assets	14.8

Total	$87.6

Liabilities associated with assets held for sale
Accounts payable	$0.3
Long-term debt	40.3
Asset retirement obligation	2.0
Other liabilities	4.9

Total	$47.5

        On April 22, 2004, we executed a definitive agreement to sell the geothermal facility subject to standard closing conditions. We expect to record an additional loss on discontinued operations of approximately $4 million after-tax in the second quarter of 2004. The additional loss may vary from the current estimate based upon the actual sales price and costs to resolve remaining contingencies upon closing, which is expected to occur in mid-2004.

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

	Reportable Segments
	Merchant Energy Business	Regulated Electric Business	Regulated Gas Business	Other Nonregulated Businesses	Eliminations	Consolidated

For the three months ended March 31,	(In millions)
2004
Unaffiliated revenues	$2,130.5	$484.4	$317.9	$103.8	$—	$3,036.6
Intersegment revenues	254.3	—	1.6	—	(255.9)	—

Total revenues	2,384.8	484.4	319.5	103.8	(255.9)	3,036.6
Loss from discontinued operations	(46.3)	—	—	—	—	(46.3)
Net (loss) income	(6.8)	45.1	27.8	0.1	—	66.2
2003
Unaffiliated revenues	$1,389.9	$486.3	$298.2	$155.6	$—	$2,330.0
Intersegment revenues	287.2	—	5.3	—	(292.5)	—

Total revenues	1,677.1	486.3	303.5	155.6	(292.5)	2,330.0
Cumulative effects of changes in accounting principles	(198.4)	—	—	—	—	(198.4)
Net (loss) income	(218.9)	50.2	28.6	8.7	—	(131.4)

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

Three Months Ended March 31,	2004	2003

	(In millions)
Components of net periodic pension benefit cost
Service cost	$8.6	$8.8
Interest cost	19.3	21.3
Expected return on plan assets	(22.4)	(24.9)
Amortization of unrecognized prior service cost	1.3	1.5
Recognized net actuarial loss	3.5	1.3
Amount capitalized as construction cost	(0.7)	(0.9)

Net periodic pension benefit cost	$9.6	$7.1

        We plan to contribute a total of between $50 million and $60 million to our qualified pension plans in 2004, even though there is no IRS required minimum contribution. We made a $50 million contribution on January 16, 2004.

        We show the components of net periodic postretirement benefit cost in the following table:

Three Months Ended March 31,	2004	2003

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$1.3	$1.8
Interest cost	6.6	7.5
Amortization of transition obligation	0.6	0.6
Recognized net actuarial loss	2.0	1.6
Amortization of unrecognized prior service cost	(1.0)	(1.0)
Amount capitalized as construction cost	(2.4)	(2.1)

Net periodic postretirement benefit cost	$7.1	$8.4

        Our non-qualified pension plans and our postretirement benefit programs are not funded, however we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $3 million in pension benefit payments for our non-qualified pension plans and approximately $30 million for retiree health and life insurance benefit payments during 2004.

Financing Activities

During the first quarter of 2004, we decided to continue our ownership in a synthetic fuel processing facility in South Carolina. We discuss this facility in more detail in the Income Tax Credits section below. In connection with our decision to continue with our ownership in this facility, we are committed to making fixed payments until the end of 2007. We have recorded a liability of $39.3 million in "Long-term debt" in our Consolidated Balance Sheets for these fixed payments.

        Additionally, under our continuous offering program, employee benefit plans, and shareholder investment plans we issued $15.2 million of common stock during the quarter ended March 31, 2004.

Income Tax Credits

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

        As of March 31, 2004, we have recognized cumulative tax benefits associated with Section 29 credits of $100.1 million, of which $22.1 million was recognized during the quarter ended March 31, 2004.

        We own a minority ownership in four synthetic fuel facilities located in Ohio, Virginia, and West Virginia. These facilities have received private letter rulings from the IRS. In January 2004, the IRS concluded its examination of the partnership that owns these facilities for the tax years 1998 through 2001 and the IRS did not disallow any of the previously recognized synthetic fuel credits. We are awaiting final written notice of the resolution of the examination from the IRS.

        In 2003, we purchased 99% ownership in a South Carolina facility that produces synthetic fuel. We did not recognize in our Consolidated Statements of Income the tax benefit of approximately $36 million for credits claimed on our South Carolina facility in 2003 pending receipt of a favorable private letter ruling. On January 12, 2004, we submitted our request for a private letter ruling to the IRS for our South Carolina facility.

        In the first quarter of 2004, we implemented certain measures to mitigate our risk in the event that synthetic fuel tax credits associated with production at our South Carolina facility after January 1, 2004 were disallowed by the IRS. By mitigating our risk, we believe we obtained assurance that it is highly probable that the financial benefit of tax credits claimed in 2004 will be sustained. Accordingly, in the first quarter 2004, we recognized the tax benefit of $13.5 million for synthetic tax credits related to the 2004 production at our South Carolina facility.

        On April 15, 2004, we received a favorable private letter ruling. We believe receipt of the private letter ruling provides assurance that it is highly probable that the credits will be sustained. Therefore, we expect to recognize the tax benefit of approximately $36 million of the credits claimed in 2003 in our Consolidated Statements of Income during the quarter ended June 30, 2004, the quarter in which we received the private letter ruling.

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

Commitments, Guarantees, and Contingencies

We have made substantial commitments in connection with our merchant energy, regulated gas, and other nonregulated businesses. These commitments relate to:

  •
  purchase of electric generating capacity and energy,
  •
  procurement and delivery of fuels,
  •
  the capacity and transmission and transportation rights for the physical delivery of energy to meet our obligations to our customers, and
  •
  long-term service agreements, capital for construction programs and other.

        Our merchant energy business has committed to long-term service agreements and other purchase commitments for our plants.

        Our regulated gas business enters into various long-term contracts for the procurement, transportation, and storage of gas.

        Our other nonregulated businesses have committed to gas purchases, as well as to contribute additional capital for construction programs and joint ventures in which they have an interest.

        Corporately, we have committed to long-term service agreements and other obligations related to our information technology systems.

        At March 31, 2004, the total amount of commitments was $4,178.4 million, which are primarily related to our merchant energy business.

Planned Acquisition

On November 25, 2003, we announced an agreement with Rochester Gas and Electric (RG&E) to acquire the R.E. Ginna Nuclear Power Plant (Ginna) located north of Rochester, New York. Upon closing the acquisition of this 495 MW facility, we will own and operate three nuclear power stations. We expect to acquire this facility in mid-2004.

        The estimated purchase price for the Ginna plant is approximately $400 million, excluding approximately $22 million for purchased nuclear fuel. RG&E will transfer approximately $202 million in decommissioning funds at the time of closing. We believe this transfer will be sufficient to meet the decommissioning requirements of the facility.

        The transaction is contingent upon regulatory approvals, including license extension. The acquisition includes a long-term unit contingent power purchase agreement where we will sell 90% of the plant's output and capacity to RG&E for 10 years at an average price of $44.00 per megawatt hour. The remaining 10% of the plant's output will be managed by our wholesale marketing and risk management operation and will be sold into the wholesale market.

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

Guarantees

The terms of our guarantees are as follows:

	Expiration
	2004	2005- 2006	2007- 2008	Thereafter	Total

	(In millions)
Competitive Supply	$3,306.9	$495.0	$292.0	$498.1	$4,592.0
Other	9.9	11.6	—	863.7	885.2

Total	$3,316.8	$506.6	$292.0	$1,361.8	$5,477.2

        At March 31, 2004, Constellation Energy had a total of $5,477.2 million guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below. These guarantees do not represent our incremental obligations and we do not expect to fund the full amount under these guarantees.

  •
  Constellation Energy guaranteed $4,592.0 million on behalf of our subsidiaries for competitive supply activities. These guarantees are put into place in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the face amount of these guarantees is $4,592.0 million, our calculated fair value of obligations covered by these guarantees was $1,125.8 million at March 31, 2004. If the parent company was required to fund subsidiary obligations, the total amount at current market prices is $1,125.8 million. The recorded fair value of obligations in our Consolidated Balance Sheets for these guarantees was $620.4 million at March 31, 2004.
  •
  Constellation Energy guaranteed $552.2 million primarily on behalf of our nuclear facilities related to nuclear insurance and decommissioning.
  •
  Constellation Energy guaranteed $34.7 million on behalf of our other nonregulated businesses primarily for loans and performance bonds of which $25.6 million was recorded in our Consolidated Balance Sheets at March 31, 2004.
  •
  Our merchant energy business guaranteed $18.2 million for loans and other performance guarantees related to certain power projects in which we have an investment.
  •
  Our other nonregulated business guaranteed $16.8 million for performance bonds.
  •
  BGE guaranteed two-thirds of certain debt of Safe Harbor Water Power Corporation, an unconsolidated investment. At March 31, 2004, Safe Harbor Water Power Corporation had outstanding debt of $20.0 million. The maximum amount of BGE's guarantee is $13.3 million.
  •
  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Capital Trust II, an unconsolidated investment, as discussed in more detail in Note 9 of our 2003 Annual Report on Form 10-K.

        The total fair value of the obligations for our guarantees recorded in our Consolidated Balance Sheets was $646.0 million and not the $5.5 billion of total guarantees. We assess the risk of loss from these guarantees to be minimal.

Environmental Matters

We are subject to regulation by various federal, state, and local authorities with regard to:

  •
  air quality,
  •
  water quality, and
  •
  treatment, storage, and disposal of solid and hazardous waste.

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

        The EPA established new National Ambient Air Quality Standards for very fine particulates and revised standards for ozone. In April 2004, the EPA identified the areas that would be in ozone nonattainment for the new standards. The affected states will be required to submit plans for compliance within three years. While the new standards may require increased controls at some of our fossil generating plants in the future, planning and implementation of unit specific requirements will take place over the next several years. We cannot estimate the cost of these increased controls until the states and the EPA finalize their plans for meeting these standards.

        We own several generating facilities in currently designated severe ozone nonattainment areas in Maryland and California. The Clean Air Act requires states to assess fees against every major stationary source of NOx and volatile organic chemicals in severe ozone nonattainment areas if national air quality standards are not achieved by a specified deadline. If implemented, the fee would be assessed based on the magnitude of a source's emissions as compared to its emissions when the area failed to meet the deadline. The exact method of computing these fees has not been established and will depend in part on state implementation regulations that have not been finalized.

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

        In April 2002, the EPA proposed rules under the Clean Water Act that require cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts. In February 2004, the proposed rules were finalized. The final rules require the installation of additional intake screens or other protective measures, as well as extensive site-specific study and monitoring requirements. We currently have five facilities affected by the regulation. The rule allows for a number of compliance options that will be assessed over the next four years. We are currently reviewing the final rules and their potential impact to us. Our compliance costs associated with the final rules could be material.

        Under current provisions of the Clean Water Act, existing permits are renewed every five years, at which time permit limits come under extensive review and can be modified to account for more stringent regulations. In addition, the permits can be modified at any time. Changes to the water discharge permits of our coal or other fuel suppliers due to federal or state initiatives may increase the cost of fuel, which in turn could have a significant impact on our operations.

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

        In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") National Priorities List ("NPL"), which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the 68th Street Dump site. In April 2003, EPA re-proposed the 68th Street site to the NPL, but decided not to include the site in its September 2003 update. We and other potentially responsible parties formed the 68th Street Coalition in March 2004 with the intent of entering into consent order negotiations with the EPA to investigate clean-up options for the site. At this stage, it is not possible to predict the outcome of those discussions or our share of the liability. However, the costs could have a material effect on our financial results.

        In late December 1996, BGE signed a consent order with the Maryland Department of the Environment that required BGE to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. The Spring Gardens site was once used to manufacture gas from coal and oil. Based on the remedial action plans, the costs BGE considers to be probable to remedy the contamination are estimated to total $47 million. BGE recorded these costs as a liability in its Consolidated Balance Sheets and deferred these costs, net of accumulated amortization and amounts it recovered from insurance companies, as a regulatory asset. Because of the results of studies at this site, it is reasonably possible that additional costs could exceed the amount BGE recognized by approximately $14 million. Through March 31, 2004, BGE spent approximately $40 million for remediation at this site. BGE also investigated other small sites where gas was manufactured in the past. We do not expect the clean-up costs of the remaining smaller sites to have a material effect on our financial results.

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

Nuclear Insurance

We maintain nuclear insurance coverage for Calvert Cliffs and Nine Mile Point in four program areas: liability, worker radiation, property, and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear and war. We discuss our insurance programs in Note 12 of our 2003 Annual Report on Form 10-K.

Non-nuclear Property Insurance

Our conventional property insurance provides coverage of $1.0 billion per occurrence for Certified acts of terrorism as defined under the Terrorism Risk Insurance Act. Certified acts of terrorism are determined by the Secretary of State and Attorney General of the United States and primarily are based upon the occurrence of significant acts of international terrorism. If a terrorist act occurs at any of our facilities, it could have a significant adverse impact on our financial results. We discuss our insurance programs in Note 12 of our 2003 Annual Report on Form 10-K.

SFAS No. 133 Hedging Activities

We are exposed to market risk, including changes in interest rates and the impact of market fluctuations in the price and transportation costs of electricity, natural gas, and other commodities. We discuss our market risk in more detail on page 49.

Interest Rates

We use interest rate swaps to manage our interest rate exposures associated with new debt issuances. These swaps are designated as cash-flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, with gains and losses, net of associated deferred income tax effects, recorded in "Accumulated other comprehensive income" in our Consolidated Balance Sheets, in anticipation of planned financing transactions. We reclassify gains and losses on the hedges from "Accumulated other comprehensive income" into "Interest expense" during the periods in which the interest payments being hedged occur.

        At March 31, 2004, we have net unrealized pre-tax gains of $20.5 million related to interest rate hedges recorded in "Accumulated other comprehensive income." We expect to reclassify $2.9 million of pre-tax net gains on these swap contracts from "Accumulated other comprehensive income" into "Interest expense" during the next twelve months.

Commodity Prices

At March 31, 2004 our merchant energy business had designated certain purchase and sale contracts as cash-flow hedges of forecasted transactions for the years 2004 through 2011 under SFAS No. 133.

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

        At March 31, 2004, our merchant energy business has net unrealized pre-tax gains of $134.5 million on these hedges recorded in "Accumulated other comprehensive income." We expect to reclassify $357.6 million of net pre-tax gains on cash-flow hedges from "Accumulated other comprehensive income" into earnings during the next twelve months based on the market prices at March 31, 2004. However, the actual amount reclassified into earnings could vary from the amounts recorded at March 31, 2004 due to future changes in market prices. We recognized into earnings a pre-tax gain of $9.3 million for the quarter ended March 31, 2004 and a pre-tax loss of $0.2 million for the quarter ended March 31, 2003 related to the ineffective portion of our hedges.

Accounting Standards Adopted

FIN 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, which was subsequently revised in its entirety with the issuance of FIN 46R in December 2003.

        FIN 46R establishes conditions under which an entity must be consolidated based upon variable interests rather than voting interests. Variable interests are ownership interests or contractual relationships that enable the holder to share in the financial risks and rewards resulting from the activities of a Variable Interest Entity (VIE). A VIE can be a corporation, partnership, trust, or any other legal structure used for business purposes. An entity is considered a VIE under FIN 46R if it does not have an equity investment sufficient for it to finance its activities without assistance from variable interests or if its equity investors lack any of the following characteristics of a controlling financial interest:

  •
  control through voting rights,
  •
  obligation to absorb expected losses or
  •
  right to receive expected residual returns.

        FIN 46R requires us to consolidate VIEs for which we are the primary beneficiary and to disclose certain information about significant variable interests we hold. The primary beneficiary of a VIE is the entity that receives the majority of a VIE's expected losses, expected residual returns, or both.

        FIN 46R was effective March 31, 2004 for all VIEs except special purpose entities (SPEs), for which the effective date was December 31, 2003. Therefore, at December 31, 2003, we and BGE deconsolidated BGE Capital Trust II, an SPE established to issue Trust Preferred Securities as described in Note 9 of our 2003 Annual Report on Form 10-K because BGE is not the primary beneficiary. As a result, we currently record $257.7 million of Deferrable Interest Subordinated Debentures due to BGE Capital Trust II and $7.7 million equity investment in BGE Capital Trust II in "Other investments" in our and BGE's Consolidated Balance Sheets.

        As a result of adopting the remainder of the provisions of FIN 46R as of March 31, 2004, we were not required to consolidate or deconsolidate any non-SPE entities with which we are involved through variable interests. We had preliminarily determined that we were the primary beneficiary for an unconsolidated investment in a hydroelectric generating plant located in Pennsylvania because our two-thirds voting interest is disproportionate to our 50% interest in the plant's earnings. However, we subsequently determined that the entity is not a VIE because less than substantially all of the plant's activities are conducted on our behalf, and therefore we do not have to consolidate the entity.

        We have a significant interest in the following VIEs for which we are not the primary beneficiary:

VIE	Nature of Involvement	Date of Involvement

Power projects and fuel supply entities	Equity investment, Guarantees	Prior to 2003
Natural gas producing facility	Volumetric and price swap	July 2003

        The following is summary information about these entities as of March 31, 2004:

(In millions)
Total assets	$304
Total liabilities	161
Our ownership interest	40
Other ownership interests	103
Our maximum exposure to loss	125

        The maximum exposure to loss represents the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities. Our maximum exposure to loss as of March 31, 2004 consists of the following:

  •
  the carrying amount of our investment totaling $41 million,
  •
  debt and performance guarantees totaling $12 million, and
  •
  volumetric and price variability of up to $72 million associated with a natural gas producer swap, based on contract volumes and gas prices as of March 31, 2004.

        We assess the risk of a loss equal to our maximum exposure to be remote.

Related Party Transactions—BGE

Income Statement

BGE is providing standard offer service to customers at fixed rates over various time periods during the initial transition period from July 1, 2000 to June 30, 2006, for those customers that do not choose an alternate supplier. Our wholesale marketing and risk management operation is under contract to provide BGE the energy and capacity required to meet its standard offer service obligations for the transition period. The cost of BGE's purchased energy from nonregulated affiliates of Constellation Energy to meet its standard offer service obligation was $240.4 million for the quarter ended March 31, 2004 compared to $243.5 million for the same period in 2003.

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. Management believes this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity. These costs were approximately $17.6 million for the quarter ended March 31, 2004 compared to $14.7 million for the quarter ended March 31, 2003.

Balance Sheet

BGE participates in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. BGE had invested $358.8 million at March 31, 2004 and $230.2 million at December 31, 2003 under this arrangement.

        Amounts related to corporate functions performed at the Constellation Energy holding company, BGE's purchases to meet its standard offer service obligation, BGE's charges to Constellation Energy and its nonregulated affiliates for certain services it provides them, and the participation of BGE's employees in the Constellation Energy pension plan result in intercompany balances in BGE's Consolidated Balance Sheets.

Item 2. Management's Discussion

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Constellation Energy Group, Inc. (Constellation Energy) is a North American energy company that conducts its business through various subsidiaries including a merchant energy business and Baltimore Gas and Electric Company (BGE). We describe our operating segments in the Notes to Consolidated Financial Statements on page 13.

        This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "regulated business(es)" are to BGE.

        Our merchant energy business is a competitive provider of energy solutions for large customers in North America. It has electric generation assets located in various regions of the United States and provides energy solutions to meet customers' needs. Our merchant energy business focuses on serving the full energy and capacity requirements (load-serving activities) of, and providing other risk management activities for various customers, such as utilities, municipalities, cooperatives, retail aggregators, and commercial and industrial customers. These load-serving activities typically occur in regional markets in which end-use customer electricity rates have been deregulated and thereby separated from the cost of generation supply.

        Our wholesale marketing and risk management operation actively uses energy and energy-related commodities in order to manage our portfolio of energy purchases and sales to customers through structured transactions. As part of our risk management activities we trade power and gas to enable price discovery and facilitate the hedging of our load-serving and other risk management products and services. Within our trading function we allow limited risk-taking activities for profit. These activities are actively managed through daily value at risk and liquidity position limits. We discuss value at risk in more detail in the Market Risk section on page 49.

        BGE is a regulated electric transmission and distribution and a regulated gas distribution utility company with a service territory that covers the City of Baltimore and all or part of ten counties in central Maryland.

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters ended March 31, 2004 and 2003. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income.

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
  •
  We highlight significant events that occurred in 2004 that are important to understanding our results of operations and financial condition.
  •
  We then review our results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by operating segment.
  •
  We review our financial condition, addressing our sources and uses of cash, security ratings, capital resources, capital requirements, and commitments.
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

        Beginning in the fourth quarter of 2001, we undertook a number of initiatives to reduce our costs towards competitive levels and to ensure that our resources are focused on our core energy businesses. These initiatives included the implementation of workforce reduction programs, the acceleration of our exit strategy for certain non-core assets, and the implementation of productivity initiatives.

        We are constantly reevaluating our strategies and might consider:

  •
  acquiring or developing additional generating facilities to support our merchant energy business,
  •
  mergers or acquisitions of utility or non-utility businesses or assets, and
  •
  sale of assets or one or more businesses.

Business Environment

With the shift toward customer choice, competition, and the growth of our merchant energy business, various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 54. We discuss our market risks in the Market Risk section on page 49.

        In this section, we discuss in more detail several issues that affect our businesses.

Merchant Competition

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

        We believe there is adequate growth potential in the current deregulated market. However, in response to regional market differences and to promote competitive markets, the Federal Energy Regulatory Commission (FERC) proposed initiatives promoting the formation of Regional Transmission Organizations and a standard market design. If approved, these market changes could provide additional opportunities for our merchant energy business. We discuss these initiatives in the FERC Regulation—Regional Transmission Organizations and Standard Market Design section on page 26.

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

Regulated Electric Competition

We are facing competition in the sale of electricity to retail customers.

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

Standard Offer Service

Our wholesale marketing and risk management operation provides BGE with 100% of the energy and capacity required to meet its commercial and industrial standard offer service obligations through June 30, 2004, and 100% of the energy and capacity required to meet its residential standard offer service obligations through June 30, 2006. BGE will obtain its supply for standard offer service to its commercial and industrial customers beginning July 1, 2004, and will obtain its supply for standard offer service to its residential customers beginning July 1, 2006, through a competitive wholesale bidding process as discussed in the Standard Offer Service—Provider of Last Resort (POLR) section below.

        Beginning July 1, 2002, the fixed price standard offer service rate ended for certain of our large commercial and industrial customers. As a result, the majority of these customers purchase their electricity from alternate suppliers, including subsidiaries of Constellation Energy. The remaining large commercial and industrial customers that continue to receive their electric supply from BGE are provided market rate standard offer service rates through June 30, 2004.

        Beginning July 1, 2004, all commercial and industrial customers that receive their electric supply from BGE will be charged market-based standard offer service rates. Beginning July 1, 2006, BGE's current obligation to provide fixed price standard offer service to residential customers ends, and all residential customers that receive their electric supply from BGE will be charged market-based standard offer service rates.

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

        In September 2003, the Maryland PSC approved a second settlement agreement. This phase deals with the bid procurement process that utilities must follow to obtain wholesale power supply to serve retail customers on standard offer service during the second transition period. The settlement contained a model request for proposals, a model wholesale power supply contract, and various requirements pertaining to, among other things, bidder qualifications and bid evaluation criteria. Bidding to supply BGE's standard offer service to commercial and industrial customers beyond June 30, 2004 occurred through a multi-round competitive bidding process in February and March 2004. BGE executed one and two-year contracts for commercial and industrial electric power supply totaling approximately 2,300 megawatts.

Regulated Gas Competition

The wholesale price of natural gas is not subject to regulation. All BGE gas customers have the option to purchase gas from alternate suppliers.

Regulation by the Maryland PSC

In addition to electric restructuring, regulation by the Maryland PSC influences BGE's businesses. The Maryland PSC determines the rates that BGE can charge customers for the electric distribution and gas businesses. The Maryland PSC incorporates into BGE's electric rates the transmission rates determined by FERC. The rates for BGE's regulated gas business continue to consist of a "base rate" and a "fuel rate."

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

Electric Base Rates

BGE's electric rates are unbundled to show separate components for delivery service, competitive transition charges, standard offer services (generation), transmission, universal service, and certain taxes. As a result of the deregulation of electric generation in Maryland, BGE's residential electric base rates are frozen until June 30, 2006. Electric delivery service rates are frozen until June 30, 2004 for commercial and industrial customers. The generation and transmission components of rates are frozen for different time periods depending on the service options selected by those customers. We discuss the impact on base rates beyond 2004 in the Regulated Electric Competition—Maryland section on page 24.

Gas Base Rate

The base rate is the rate the Maryland PSC allows BGE to charge its customers for the cost of providing them service, plus a profit. Gas base rates are not affected by seasonal changes.

Gas Fuel Rate

BGE charges its gas customers separately for natural gas purchases. The price charged for the natural gas is based on a market-based rates incentive mechanism approved by the Maryland PSC. We discuss market-based rates in more detail in the Gas Cost Adjustments section on page 42 and in Note 1 of our 2003 Annual Report on Form 10-K.

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

        We believe that while the original SMD proposal would have led to uniform rules that would have been largely favorable to Constellation Energy and BGE, the revised regional approach should result in improved market operations across various regions. The proposed federal legislation does not appear to exclude a regional approach to market development. Overall, the trend continues to be toward increased competition in the regions. The region where BGE operates is expected to be relatively unaffected by this proceeding, based on current compliance by the PJM with the SMD proposal.

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

        However, the Maryland PSC allows us to record a monthly adjustment to our regulated gas business revenues to eliminate the effect of abnormal weather patterns. We discuss this further in the Weather Normalization section on page 42.

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

        We show the number of heating degree-days in the quarters ended March 31, 2004 and 2003, and the percentage change in the number of degree-days between these periods in the following table:

Quarter Ended March 31,	2004	2003

Heating degree-days	2,604	2,759
Percent change from prior period	(5.6)%

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

Accounting Standards Adopted

We discuss recently adopted accounting standards in the Notes to Consolidated Financial Statements on page 20.

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

        The Securities and Exchange Commission (SEC) issued disclosure guidance for accounting policies that management believes are most "critical." The SEC defines these critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results of operations and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        Management believes the following accounting policies represent critical accounting policies as defined by the SEC. We discuss our significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 of our 2003 Annual Report on Form 10-K.

Revenue Recognition—Mark-to-Market Method of Accounting

Our merchant energy business enters into contracts for energy, other energy-related commodities, and related derivatives. We record merchant energy business revenues using two methods of accounting: accrual accounting and mark-to-market accounting. We describe our use of accrual accounting (including hedge accounting) in more detail in Note 1 of our 2003 Annual Report on Form 10-K.

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

        Market prices for energy and energy-related commodities vary based upon a number of factors, and changes in market prices affect both the recorded fair value of our mark-to-market energy contracts and the level of future revenues and costs associated with accrual-basis activities. Changes in the value of our mark-to-market energy contracts will affect our earnings in the period of the change, while changes in forward market prices related to accrual-basis revenues and costs will affect our earnings in future periods to the extent those prices are realized. We cannot predict whether, or to what extent, the factors affecting market prices may change, but those changes could be material and could affect us either favorably or unfavorably. We discuss our market risk in more detail in the Market Risk section on page 49.

        The impact of derivative contracts on our revenues and costs is affected by many factors, including:

  •
  our ability to designate and qualify derivative contracts for normal purchase and sale accounting or hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended,
  •
  potential volatility in earnings from derivative contracts that serve as economic hedges but do not meet the accounting requirements to qualify for normal purchase and sale accounting or hedge accounting,
  •
  our ability to enter into new mark-to-market derivative origination transactions, and
  •
  sufficient liquidity and transparency in the energy markets to permit us to record gains at inception of new derivative contracts because fair value is evidenced by quoted market prices, current market transactions, or other observable market information.

        We discuss the impact of mark-to-market accounting on our financial results in the Results of Operations—Merchant Energy Business section on page 34.

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

        For long-lived assets that can be classified as assets held for sale under SFAS No. 144, an impairment loss is recognized to the extent their carrying amount exceeds their fair value less costs to sell.

        If we determine that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if we have classified an asset as held for sale, we must estimate fair value to determine the amount of any impairment loss. The estimation of fair value under SFAS No. 144, whether in conjunction with an asset to be held and used or with an asset held for sale, also involves judgment. We consider quoted market prices in active markets to the extent they are available. In the absence of such information, we may consider prices of similar assets, consult with brokers, or employ other valuation techniques. Often, we will discount the estimated future cash flows associated with the asset using a single interest rate that is commensurate with the risk involved with such an investment or employ an expected present value method that probability-weights a range of possible outcomes. The use of these methods involves the same inherent uncertainty of future cash flows as discussed on the previous page with respect to undiscounted cash flows. Actual future market prices and project costs could vary from those used in our estimates, and the impact of such variations could be material.

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

        The evaluation and measurement of impairments under the APB No. 18 standard involves the same uncertainties as described on the previous page for long-lived assets that we own directly and account for in accordance with SFAS No. 144. Similarly, the estimates that we make with respect to our equity and cost-method investments are subject to variation, and the impact of such variations could be material. Additionally, if the projects in which we hold these investments recognize an impairment under the provisions of SFAS No. 144, we would record our proportionate share of that impairment loss and would evaluate our investment for an other than temporary decline in value under APB No. 18.

Goodwill

Goodwill is the excess of the purchase price of an acquired business over the fair value of the net assets acquired. We do not amortize goodwill and certain other intangibles under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to evaluate goodwill for impairment at least annually or more frequently if events and circumstances indicate the business might be impaired. Goodwill is impaired if the carrying value of the business exceeds fair value. Annually, we estimate the fair value of the businesses we have acquired using techniques similar to those used to estimate future cash flows for long-lived assets as discussed on the previous page, which involves judgment. If the estimated fair value of the business is less than its carrying value, an impairment loss is required to be recognized to the extent that the carrying value of goodwill is greater than its fair value.

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

        Our nuclear decommissioning costs represent our largest asset retirement obligation. This obligation primarily results from the requirement to decommission and decontaminate our nuclear generating facilities in connection with their future retirement. We revised our site-specific decommissioning cost estimates as part of the process to determine our nuclear asset retirement obligations. However, given the magnitude of the amounts involved, complicated and ever-changing technical and regulatory requirements, and the very long time horizons involved, the actual obligation could vary from the assumptions used in our estimates, and the impact of such variations could be material.

Events of 2004

Loss from Discontinued Operations

In the fourth quarter of 2003, we began to re-evaluate our strategy regarding our geothermal generating facility in Hawaii. The reevaluation of our strategy included soliciting bids to determine the level of interest in the project. As of December 31, 2003, management had determined that disposal of the project was more likely than not to occur. As a result, we evaluated our facility for impairment as of December 31, 2003, in accordance with SFAS No. 144, and determined that the assets were not impaired primarily due to indicative bids from third parties above the carrying value of the assets.

        In March 2004, after reviewing final binding offers, management committed to a plan to sell the facility that met the "held for sale" criteria under SFAS No. 144. Under SFAS No. 144, we record assets and liabilities held for sale at the lesser of the carrying amount or fair value less cost to sell.

        The fair value of the facility as of March 31, 2004, based on the bids under consideration was below carrying value, therefore, we recorded a $71.6 million pre-tax, or $47.3 million after-tax, impairment charge during the first quarter of 2004. We reported the after-tax impairment charge as a component of "Loss from discontinued operations" in our Consolidated Statements of Income.

        Additionally we recognized the $1.5 million pre-tax, or $1.0 million after-tax, of earnings from the geothermal facility for the quarter ended March 31, 2004 as a component of "Loss from discontinued operations." We have not reclassified the prior year results of operations, which were reported under the equity method as "Nonregulated revenues" because we believe that reclassification of immaterial prior period results would be less useful than consistent reporting of prior year amounts. The geothermal facility had a $4.7 million net loss, including a $1.1 million cumulative effect of change in accounting principle for the adoption of SFAS No. 143, during the quarter ended March 31, 2003.

        Presented in the table below are the components of the assets and liabilities held for sale which are included in our merchant energy business:

At March 31, 2004

(In millions)
Assets held for sale
Cash	$6.2
Accounts receivable	1.6
Property, plant, and equipment	65.0
Other assets	14.8

Total	$87.6

Liabilities associated with assets held for sale
Accounts payable	$0.3
Long-term debt	40.3
Asset retirement obligation	2.0
Other liabilities	4.9

Total	$47.5

        On April 22, 2004, we executed a definitive agreement to sell the geothermal facility subject to standard closing conditions. We expect to record an additional loss on discontinued operations of approximately $4 million after-tax in the second quarter of 2004. The additional loss may vary from the current estimate based upon the actual sales price and costs to resolve remaining contingencies upon closing, which is expected in mid-2004.

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

        As of March 31, 2004, we have recognized cumulative tax benefits associated with Section 29 credits of $100.1 million, of which $22.1 million was recognized during the quarter ended March 31, 2004.

        We own a minority ownership in four synthetic fuel facilities located in Ohio, Virginia, and West Virginia. These facilities have received private letter rulings from the IRS. In January 2004, the IRS concluded its examination of the partnership that owns these facilities for the tax years 1998 through 2001 and the IRS did not disallow any of the previously recognized synthetic fuel credits. We are awaiting final written notice of the resolution of the examination from the IRS.

        In 2003, we purchased 99% ownership in a South Carolina facility that produces synthetic fuel. We did not recognize in our Consolidated Statements of Income the tax benefit of approximately $36 million for credits claimed on our South Carolina facility in 2003 pending receipt of a favorable private letter ruling. On January 12, 2004, we submitted our request for a private letter ruling to the IRS for our South Carolina facility.

        In the first quarter of 2004, we implemented certain measures to mitigate our risk in the event that synthetic fuel tax credits associated with production at our South Carolina facility after January 1, 2004 were disallowed by the IRS. By mitigating our risk, we believe we obtained assurance that it is highly probable that the financial benefit of tax credits claimed in 2004 will be sustained. Accordingly, in the first quarter 2004, we recognized the tax benefit of $13.5 million for synthetic tax credits related to the 2004 production of our South Carolina facility.

        On April 15, 2004 we received a favorable private letter ruling. We believe receipt of the private letter ruling provides assurance that it is highly probable that the credits will be sustained. Therefore, we expect to recognize the tax benefit of approximately $36 million of the credits claimed in 2003 in our Consolidated Statements of Income during the quarter ended June 30, 2004, the quarter in which we received the private letter ruling.

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

Gains on Sale of Investments and Other Assets

During the first quarter of 2004, our other nonregulated businesses recognized $1.5 million of pre-tax gains on the sales of non-core assets as follows:

  •
  $1.1 million pre-tax gain on an installment sale of real estate, and
  •
  $0.4 million pre-tax gain on the sale of financial investments, as we continue to liquidate this operation.

Dividend Increase

In January 2004, we announced an increase in our quarterly dividend to 28.5 cents per share on our common stock payable April 1, 2004 to holders of record on March 10, 2004. This is equivalent to an annual rate of $1.14 per share. Previously, our quarterly dividend on our common stock was 26 cents per share, equivalent to an annual rate of $1.04 per share.

Planned Acquisition

On November 25, 2003, we announced an agreement with Rochester Gas and Electric (RG&E) to acquire the R.E. Ginna Nuclear Power Plant (Ginna) located north of Rochester, New York. Upon closing the acquisition of this 495 MW facility, we will own and operate three nuclear power stations. We expect to acquire this facility in mid-2004.

        The estimated purchase price for the Ginna plant is approximately $400 million, excluding approximately $22 million for purchased nuclear fuel. RG&E will transfer approximately $202 million in decommissioning funds at the time of closing. We believe this transfer will be sufficient to meet the decommissioning requirements of the facility.

        The transaction is contingent upon regulatory approvals, including license extension. The acquisition includes a long-term unit contingent power purchase agreement where we will sell 90% of the plant's output and capacity to RG&E for 10 years at an average price of $44.00 per megawatt hour. The remaining 10% of the plant's output will be managed by our wholesale marketing and risk management operation and will be sold into the wholesale market.

Results of Operations for the Quarter Ended March 31, 2004
Compared with the Same Period of 2003

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. Changes in other income, fixed charges, and income taxes are discussed, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 43.

Overview

Results

Quarter Ended March 31,	2004	2003

	(In millions, after tax)
Merchant energy	$39.5	$(20.5)
Regulated electric	45.1	50.2
Regulated gas	27.8	28.6
Other nonregulated	0.1	8.7

Income from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles	112.5	67.0
Loss from Discontinued Operations (see Notes)	(46.3)	—
Cumulative Effects of Changes in Accounting Principles	—	(198.4)

Net Income (Loss)	$66.2	$(131.4)

Special Items Included in Operations
Gains on sale of investments and other assets	$1.0	$8.3

Quarter Ended March 31, 2004

Our total net income for the quarter ended March 31, 2004 increased $197.6 million, or $1.19 per share, compared to the same period of 2003 mostly because of the following:

  •
  We recorded a $266.1 million after-tax, or $1.61 per share, loss for the cumulative effect of adopting Emerging Issues Task Force (EITF) Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. This was partially offset by a $67.7 million after-tax, or $0.41 per share, gain for the cumulative effect of adopting SFAS No. 143. These items had a combined negative impact during the first quarter of 2003.

  •
  We had higher earnings from our nuclear generating assets due to reduced outage days at our Calvert Cliffs nuclear power plant that began replacement of the steam generator for Unit 2 during the first quarter of 2003, partially offset by lower earnings at our Nine Mile Point facility primarily associated with our planned January 2004 outage.
  •
  We had higher earnings from our competitive supply activities mostly due to the growth in that business.
  •
  We had higher earnings due to the absence of losses of approximately $12 million associated with economic hedges that did not qualify for cash-flow hedge accounting treatment in 2003. We also had higher earnings due to the positive impact of approximately $6 million related to hedge ineffectiveness during the first quarter of 2004.
  •
  We had higher earnings of $13.5 million due to the High Desert Power Project that commenced operations in April 2003.
  •
  We had higher earnings of $7.4 million primarily due to the recognition of tax credits associated with the 2004 production at our South Carolina synfuel facility.

        These increases were partially offset by the following:

  •
  We recorded a $46.3 million after-tax, or $0.27 per share, loss from discontinued operations.
  •
  We had higher benefit and other inflationary costs.
  •
  We had lower earnings from our regulated electric business mostly because of milder winter weather in the central Maryland region and higher operating expenses in the first quarter of 2004.
  •
  We recognized a gain of $8.3 million after-tax, or $0.05 per share, related to non-core asset sales in the first quarter of 2003 that had a favorable impact in that period.

        In the following sections, we discuss our net income by business segment in greater detail.

Merchant Energy Business

Background

Our merchant energy business is a competitive provider of energy solutions for large customers in North America. We discuss the impact of deregulation on our merchant energy business in the Business Environment—Electric Competition section of our 2003 Annual Report on Form 10-K.

        We record merchant energy revenues and expenses in our financial results in different periods depending upon which portion of our business they affect. We discuss our revenue recognition policies in the Critical Accounting Policies section on page 28 and in Note 1 of our 2003 Annual Report on Form 10-K. We summarize our policies as follows:

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

        Mark-to-market accounting requires us to make estimates and assumptions using judgment in determining the fair value of our contracts and in recording revenues from those contracts. We discuss the effects of mark-to-market accounting on our revenues in the Competitive Supply—Mark-to-Market Revenues section on page 36. We discuss mark-to-market accounting and the accounting policies for the merchant energy business further in the Critical Accounting Policies section on page 28 and in Note 1 of our 2003 Annual Report on Form 10-K.

Results

Quarter Ended March 31,	2004	2003

	(In millions)
Revenues	$2,384.8	$1,677.1
Fuel and purchased energy expenses	(1,947.7)	(1,390.1)
Operations and maintenance expenses	(273.1)	(213.3)
Depreciation and amortization	(55.7)	(50.9)
Accretion of asset retirement obligations	(11.2)	(10.7)
Taxes other than income taxes	(21.8)	(22.1)

Income (Loss) from Operations	$75.3	$(10.0)

Income (Loss) from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles (after-tax)	$39.5	$(20.5)
Loss from Discontinued Operations (after-tax)	(46.3)	—
Cumulative Effects of Changes in Accounting Principles (after-tax)	—	(198.4)

Net Loss	$(6.8)	$(218.9)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues and Fuel and Purchased Energy Expenses

Our merchant energy business manages our costs of procuring fuel and energy and revenues we realize from the sale of energy to our customers. The difference between revenues and fuel and purchased energy expenses is the primary driver of the profitability of our merchant energy business. Accordingly, we believe it is appropriate to discuss the operating results of our merchant energy business by analyzing the changes in the relationship between revenues and fuel and purchased energy expenses. In managing our portfolio, we occasionally terminate, restructure, or acquire contracts. Such transactions are within the normal course of managing our portfolio and may materially impact the timing of our recognition of revenues and fuel and purchased energy expenses.

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
  •
  Other—our investments in qualifying facilities and domestic power projects and our generation and consulting services.

        We provide a summary of our revenues and fuel and purchased energy expenses as follows:

Quarter Ended March 31,	2004	2003

	(Dollar amounts in millions)
Revenues:
Mid-Atlantic Fleet	$431.3	$375.7
Plants with Power Purchase Agreements	133.8	109.2
Competitive Supply	1,799.5	1,177.1
Other	20.2	15.1

Total	$2,384.8	$1,677.1

Fuel and purchased energy expenses:
Mid-Atlantic Fleet	$(227.5)	$(205.5)
Plants with Power Purchase Agreements	(10.5)	(12.7)
Competitive Supply	(1,709.7)	(1,171.9)
Other	—	—

Total	$(1,947.7)	$(1,390.1)

Revenues less fuel and purchased energy expenses:		% of Total		% of Total
Mid-Atlantic Fleet	$203.8	47%	$170.2	59%
Plants with Power Purchase Agreements	123.3	28	96.5	34
Competitive Supply	89.8	20	5.2	2
Other	20.2	5	15.1	5

Total	$437.1	100%	$287.0	100%

Mid-Atlantic Fleet

Quarter Ended March 31,	2004	2003

	(In millions)
Revenues	$431.3	$375.7
Fuel and purchased energy expenses	(227.5)	(205.5)

Revenues less fuel and purchased energy	$203.8	$170.2

Revenues

BGE Standard Offer Service

The majority of Mid-Atlantic Fleet revenues arise from supplying BGE's standard offer service requirements. Revenues from supplying BGE's standard offer service requirements, including CTC and decommissioning revenues, were about the same in 2004 compared to 2003.

        CTC revenues are impacted by the CTC rates our merchant energy business receives from BGE customers as well as the volumes delivered to BGE customers. The CTC rates decline over the transition period as previously discussed in the Regulated Electric Competition—Maryland section on page 24.

        During 2003, our merchant energy business provided the energy to meet the requirements of large commercial and industrial customers that had left BGE's standard offer service and elected BGE Home as their electric generation supplier. Revenues from BGE Home were $19.5 million in the first quarter of 2003, which had a positive impact in that period. As these customer contracts expired during 2003, any renewal was with our commercial and industrial retail marketing operation and the results are included in our Competitive Supply category.

Other Mid-Atlantic Fleet Revenues

Other merchant energy revenues in the PJM region increased $75.1 million in 2004 compared to 2003 mostly because of:

  •
  $36.0 million related to load-serving transactions in New Jersey that began in mid-2003,
  •
  $34.4 million related to higher prices for sales of our unhedged owned generation in excess of that used to serve BGE's standard offer service, including the higher generation at our Calvert Cliffs facility due to the absence of a planned outage during the first quarter of 2004, and
  •
  higher sales of natural gas at higher prices.

Fuel and Purchased Energy Expenses

Our merchant energy business had higher fuel and purchased energy expenses in the Mid-Atlantic Fleet in 2004 compared to 2003 primarily due to higher generation at our plants and increased purchased energy and capacity expenses because of higher wholesale market prices.

Plants with Power Purchase Agreements

Quarter Ended March 31,	2004	2003

	(In millions)
Revenues	$133.8	$109.2
Fuel and purchased energy expenses	(10.5)	(12.7)

Revenues less fuel and purchased energy	$123.3	$96.5

The increase in revenues in 2004 compared to 2003 was primarily due to revenues of $38.5 million from the High Desert Power Project which commenced operations in the second quarter of 2003. This increase was offset in part by lower revenues of $14.3 million at our Nine Mile Point facility mostly because of lower availability of the plant due to our planned January outage during 2004 and higher power prices in the first quarter of 2003 that had a positive impact in that period.

Competitive Supply

Quarter Ended March 31,	2004	2003

	(In millions)
Accrual revenues	$1,791.3	$1,180.3
Mark-to-market revenues	8.2	(3.2)
Fuel and purchased energy expenses	(1,709.7)	(1,171.9)

Revenues less fuel and purchased energy	$89.8	$5.2

We analyze our accrual and mark-to-market competitive supply activities separately below.

Accrual Revenues and Fuel and Purchased Energy Expenses

Our accrual revenues and fuel and purchased energy expenses increased in 2004 compared to 2003 mostly because of increased retail sales to commercial and industrial customers. This increase in sales of approximately $400 million is primarily due to high customer renewal rates, portfolio acquisitions during 2003, the acquisitions of Blackhawk and Kaztex in October 2003, and the positive impact of hedge ineffectiveness during the first quarter of 2004.

        Additionally, our wholesale marketing and risk management operation had higher sales of approximately $200 million, primarily in Texas, New England, and Mid-West. The higher sales in the Texas and New England regions are primarily due to our growth in these regions. The higher sales in the Mid-West are primarily due to the portfolio acquisition from CMS Energy Corp., which occurred in the second quarter of 2003.

Mark-to-Market Revenues

Mark-to-market revenues include net gains and losses from origination and risk management activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section on page 28.

        As a result of the nature of our operations and the use of mark-to-market accounting for certain activities, mark-to-market revenues and earnings will fluctuate. We cannot predict these fluctuations, but the impact on our revenues and earnings could be material. We discuss our market risk in more detail in the Market Risk section on page 49. The primary factors that cause fluctuations in our mark-to-market revenues and earnings are:

  •
  the number, size, and profitability of new transactions,
  •
  the number and size of our open derivative positions, and
  •
  changes in the level and volatility of forward commodity prices and interest rates.

        Mark-to-market revenues were as follows:

Quarter Ended March 31,	2004	2003

	(In millions)
Unrealized revenues
Origination transactions	$—	$14.2
Risk management
Unrealized changes in fair value	8.2	(17.4)
Changes in valuation techniques	—	—
Reclassification of settled contracts to realized	(15.0)	(44.0)

Total risk management	(6.8)	(61.4)

Total unrealized revenues	(6.8)	(47.2)
Realized revenues	15.0	44.0

Total mark-to-market revenues	$8.2	$(3.2)

        Origination gains arise from contracts that our wholesale marketing and risk management operation structure to meet the risk management needs of our customers. Transactions that result in origination gains may be unique and provide the potential for individually significant revenues and gains from a single transaction.

        Origination gains represent the initial fair value recognized on these structured transactions. The recognition of origination gains is dependent on the existence of observable market data that validates the initial fair value of the contract. For the quarter ended March 31, 2004, we did not realize any origination gains.

        As noted above, the recognition of origination gains is dependent on sufficient observable market data. Liquidity and market conditions impact our ability to identify sufficient, objective market-price information to permit recognition of origination gains. As a result, while our strategy and competitive position provide the opportunity to continue to originate such transactions, the level of origination revenue we are able to recognize may vary from year to year as a result of the number, size, and market-price transparency of the individual transactions executed in any period.

        Risk management revenues represent both realized and unrealized gains and losses from changes in the value of our entire portfolio. We discuss the changes in mark-to-market revenues below. We show the relationship between our revenues and the change in our net mark-to-market energy asset later in this section.

        Our mark-to-market revenues are affected by the portion of our activities that are subject to mark-to-market accounting. Beginning January 1, 2003, under EITF 02-3, we do not record non-derivative contracts at fair value. Further, to the extent that we are not able to observe quoted market prices or other current market transactions for derivative contract values determined using models, we record a reserve to adjust such contracts to result in zero gain or loss at inception. We remove the reserve and record such contracts at fair value when we obtain current market information for contracts with similar terms and counterparties.

        Mark-to-market revenues increased $11.4 million during 2004 compared to 2003 mostly because of lower net losses from risk management activities compared to the prior year. The increase in risk management revenues is primarily due to mark-to-market losses on hedges that did not qualify for hedge accounting treatment during 2003 that had a negative impact in that period as discussed in more detail below, offset in part by higher origination gains in 2003.

        With the implementation of EITF 02-3 in the first quarter of 2003, all of our load-serving contracts were converted to accrual accounting. However, several economically effective hedges on these positions did not qualify for hedge accounting treatment under SFAS No. 133 and remained in the mark-to-market portfolio.

        In the first quarter of 2003, increasing forward prices shifted value between accrual load-serving positions and associated mark-to-market hedges producing a timing difference in the recognition of earnings on related transactions. As a result, we recorded a $19.8 million pre-tax loss on the mark-to-market hedges in the first quarter of 2003.

Mark-to-Market Energy Assets and Liabilities

Our mark-to-market energy assets and liabilities are comprised of derivative contracts and consisted of the following:

	March 31, 2004	December 31, 2003

	(In millions)
Current Assets	$569.5	$488.3
Noncurrent Assets	343.5	261.9

Total Assets	913.0	750.2

Current Liabilities	544.3	474.6
Noncurrent Liabilities	355.1	258.0

Total Liabilities	899.4	732.6

Net mark-to-market energy asset	$13.6	$17.6

        The following are the primary sources of the change in net mark-to-market energy asset during the first quarter of 2004:

Change in Net Mark-to-Market Asset

	(In millions)
Fair value beginning of period		$17.6
Changes in fair value recorded as revenues
Origination gains	$—
Unrealized changes in fair value	8.2
Changes in valuation techniques	—
Reclassification of settled contracts to realized	(15.0)

Total changes in fair value recorded as revenues		(6.8)
Changes in value of exchange-listed futures and options		(16.6)
Net change in premiums on options		9.8
Other changes in fair value		9.6

Fair value at end of year		$13.6

        Components of changes in the net mark-to-market energy asset that affected revenues include:

  •
  Origination gains representing the initial unrealized fair value at the time these contracts are executed to the extent permitted by applicable accounting rules.
  •
  Unrealized changes in fair value representing unrealized changes in commodity prices, the volatility of options on commodities, the time value of options, and other valuation adjustments.
  •
  Changes in valuation techniques representing improvements in estimation techniques, including modeling and other statistical enhancements used to value our portfolio to more accurately reflect the economic value of our contracts.
  •
  Reclassification of settled contracts to realized representing the portion of previously unrealized amounts settled during the period and recorded as realized revenues.

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

        The settlement terms of the net mark-to-market energy asset and sources of fair value as of March 31, 2004 are as follows:

	Settlement Term
	2004	2005	2006	2007	2008	2009	Thereafter	Fair Value

	(In millions)
Prices provided by external sources (1)	$8.6	$(9.1)	$71.5	$0.1	$—	$—	$—	$71.1
Prices based on models	0.6	4.2	(60.9)	8.7	(3.5)	(2.7)	(3.9)	(57.5)

Total net mark-to-market energy asset	$9.2	$(4.9)	$10.6	$8.8	$(3.5)	$(2.7)	$(3.9)	$13.6

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

        The amounts for which fair value is determined using prices provided by external sources represent the portion of forward, swap, and option contracts for which price quotations are available through brokers or over-the-counter transactions. The term for which such price information is available varies by commodity, region, and product. The fair values included in this category are the following portions of our contracts:

  •
  forward purchases and sales of electricity during peak and off-peak hours for delivery terms primarily through 2005, but up to 2007, depending upon the region,
  •
  options for the purchase and sale of electricity during peak hours for delivery terms through 2005, depending upon the region,
  •
  forward purchases and sales of electric capacity for delivery terms through 2005,
  •
  forward purchases and sales of natural gas, coal and oil for delivery terms through 2006, and
  •
  options for the purchase and sale of natural gas, coal and oil for delivery terms through 2005.

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

        The fair values in the table represent expected future cash flows based on the level of forward prices and volatility factors as of March 31, 2004 and could change significantly as a result of future changes in these factors. Additionally, because the depth and liquidity of the power markets varies substantially between regions and time periods, the prices used to determine fair value could be affected significantly by the volume of transactions executed.

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

Other

Quarter Ended March 31,	2004	2003

	(In millions)
Revenues	$20.2	$15.1

Our merchant energy business holds up to a 50% ownership interest in 25 operating domestic energy projects that consist of electric generation, fuel processing, or fuel handling facilities. Of these 25 projects, 18 are "qualifying facilities" that receive certain exemptions and pricing under the Public Utility Regulatory Policy Act of 1978 based on the facilities' energy source or the use of a cogeneration process. In addition, we own 100% of a geothermal generating facility in Hawaii we expect to sell in mid-2004. We discuss our geothermal facility in more detail in the Notes to Consolidated Financial Statements on page 12.

        We believe the current market conditions for our equity-method investments that own geothermal, coal, hydroelectric, and fuel processing projects provide sufficient positive cash flows to recover our investments. We continuously monitor issues that potentially could impact future profitability of these investments, including environmental and legislative initiatives. We discuss certain risks and uncertainties in more detail in our Forward Looking Statements section on page 54. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired under the provisions of APB No. 18.

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

Operations and Maintenance Expenses

Our merchant energy business operations and maintenance expenses increased $59.8 million in 2004 compared to 2003 mostly due to the following:

  •
  an increase at our wholesale marketing and risk management operation and our retail commercial and industrial operation of $21.8 million due to the growth of these activities, and
  •
  an increase of $21.6 million at our Nine Mile Point facility, including $11.5 million related to the refueling outage of Unit 2,
  •
  an increase of $4.8 million due to the operations of the High Desert Power Project that commenced operations in the second quarter of 2003.

Depreciation and Amortization Expense

Merchant energy depreciation and amortization expense increased $4.8 million in 2004 compared to 2003 mostly because of the High Desert Power Project, which was placed into service during the second quarter of 2003.

Regulated Electric Business

As discussed in the Regulated Electric Competition—Maryland section on page 24, our regulated electric business was significantly impacted by the July 1, 2000 implementation of customer choice.

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

Results

Quarter Ended March 31,	2004	2003

	(In millions)
Revenues	$484.4	$486.3
Electricity purchased for resale expenses	(240.4)	(243.6)
Operations and maintenance expenses	(65.1)	(54.2)
Depreciation and amortization	(47.8)	(44.2)
Taxes other than income taxes	(35.3)	(35.3)

Income from Operations	$95.8	$109.0

Net Income	$45.1	$50.2

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from the regulated electric business decreased during the quarter ended March 31, 2004 compared to the same period of 2003 mostly because of the following:

  •
  milder weather in the first quarter of 2004 compared to the same period of 2003,
  •
  increased operations and maintenance expenses primarily due to higher uncollectible expenses, increased spending on reliability, and higher benefit and other inflationary costs, and
  •
  increased depreciation and amortization expense.

        These unfavorable results were partially offset by lower interest expense and an increased number of customers.

Electric Revenues

The changes in electric revenues in 2004 compared to 2003 were caused by:

Quarter Ended March 31,	2004 vs. 2003

(In millions)
Distribution sales volumes	$0.3
Standard offer service	0.1

Total change in electric revenues from electric system sales	0.4
Other	(2.3)

Total change in electric revenues	$(1.9)

Distribution Sales Volumes

Distribution sales volumes are sales to customers in BGE's service territory at rates set by the Maryland PSC.

        The percentage changes in our distribution sales volumes, by type of customer, in 2004 compared to 2003 were:

Quarter Ended March 31,	2004 vs. 2003

Residential	(0.3)%
Commercial	(1.6)
Industrial	(0.7)

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative generation supplier as discussed in the Regulated Electric Competition—Maryland section on page 24.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses increased $10.9 million in 2004 compared to 2003 mostly due to higher uncollectible expenses, increased spending on reliability, and higher benefit and other inflationary costs.

Electric Depreciation and Amortization Expenses

Regulated electric depreciation and amortization expenses increased $3.6 million in 2004 compared to 2003 mostly because of increased depreciation expense associated with more property being placed in service and accelerated amortization expense associated with the planned replacement of information technology assets.

Regulated Gas Business

All BGE customers have the option to purchase gas from other suppliers. To date, customer choice has not had a material effect on our, or BGE's, financial results.

Results

Quarter Ended March 31,	2004	2003

	(In millions)
Revenues	$319.5	$303.5
Gas purchased for resale expenses	(216.0)	(203.1)
Operations and maintenance expenses	(27.5)	(23.2)
Depreciation and amortization	(12.1)	(11.7)
Taxes other than income taxes	(9.9)	(9.9)

Income from operations	$54.0	$55.6

Net Income	$27.8	$28.6

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Gas Revenues

The changes in gas revenues in 2004 compared to 2003 were caused by:

Quarter Ended March 31,	2004 vs. 2003

(In millions)
Distribution sales volumes	$1.2
Base rates	(0.1)
Weather normalization	0.8
Gas cost adjustments	31.1

Total change in gas revenues from gas system sales	33.0
Off-system sales	(17.2)
Other	0.2

Total change in gas revenues	$16.0

Distribution Sales Volumes

The percentage changes in our distribution sales volumes, by type of customer, in 2004 compared to 2003 were:

Quarter Ended March 31,	2004 vs. 2003

Residential	0.2%
Commercial	10.1
Industrial	(16.7)

        We distributed about the same amount of gas to residential customers in 2004 compared to 2003. We distributed more gas to commercial customers mostly due to increased usage per customer partially offset by milder weather. We distributed less gas to industrial customers mostly due to decreased usage.

Weather Normalization

The Maryland PSC allows us to record a monthly adjustment to our gas revenues to eliminate the effect of abnormal weather patterns on our gas distribution sales volumes. This means our monthly gas base rate revenues are based on weather that is considered "normal" for the month and, therefore, are not affected by actual weather conditions.

Gas Cost Adjustments

We charge our gas customers for the natural gas they purchase from us using gas cost adjustment clauses set by the Maryland PSC as described in Note 1 of our 2003 Annual Report on Form 10-K. However, under market-based rates, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers.

        Delivery service only customers are not subject to the gas cost adjustment clauses because we are not selling gas to them. We charge these customers fees to recover the fixed costs for the transportation service we provide. These fees are the same as the base rate charged for gas distributed and are included in gas distribution sales volumes.

        Gas cost adjustment revenues increased in 2004 compared to 2003 because we sold gas at a higher price partially offset by less gas sold.

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

        Revenues from off-system gas sales decreased in 2004 compared to 2003 mostly because we sold less gas.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs increased in 2004 compared to 2003 because we purchased gas for system sales at a higher price.

Gas Operations and Maintenance Expenses

Regulated gas operations and maintenance expenses increased in 2004 compared to 2003 mostly due to higher uncollectible expenses and higher benefit and other inflationary costs.

Other Nonregulated Businesses

Results

Quarter Ended March 31,	2004	2003

	(In millions)
Revenues	$103.8	$155.6
Operating expenses	(86.8)	(143.0)
Depreciation and amortization	(7.4)	(4.3)
Taxes other than income taxes	(0.5)	(1.0)
Net gain on sales of investments and other assets	1.5	13.7

Income from Operations	$10.6	$21.0

Net Income	$0.1	$8.7

Special Items Included in Operations (after-tax)
Gains on sale of investments and other assets	$1.0	$8.3

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

During the quarter ended March 31, 2004, net income from our other nonregulated businesses decreased compared to the same period of 2003 mostly because we recognized $13.7 million pre-tax, or $8.3 million after-tax, gains on the sale of non-core assets in 2003 as follows:

  •
  a $7.2 million pre-tax gain on the sale of an oil tanker to the U.S. Navy,
  •
  a $5.3 million pre-tax gain on the favorable settlement of a contingent obligation we had previously reserved relating to the sale of our Guatemalan power plant operation in the fourth quarter of 2001, and
  •
  a $1.2 million pre-tax gain on an installment sale of a parcel of real estate.

        As previously discussed in our 2003 Annual Report on Form 10-K, we decided to sell certain non-core assets and accelerate the exit strategies on other assets that we will continue to hold and own over the next several years. While our intent is to dispose of these assets, market conditions and other events beyond our control may affect the actual sale of these assets. In addition, a future decline in the fair value of these assets could result in additional losses.

Consolidated Nonoperating Income
and Expenses

Fixed Charges

During the quarter ended March 31, 2004, total fixed charges increased $4.3 million compared to the same period of 2003 mostly due to a higher level of debt outstanding, including the issuance of $550 million of debt in June 2003 that was used to refinance the High Desert Power Project lease.

        During the quarter ended March 31, 2004, total fixed charges at BGE decreased $4.4 million compared to the same period of 2003 mostly because of a lower level of debt outstanding.

Income Taxes

During the quarter ended March 31, 2004, our income taxes increased $6.2 million compared to the same period of 2003 mostly because of an increase in taxable income partially offset by the recognition of synthetic fuel tax credits claimed in 2004 related to our investment in a South Carolina synthetic fuel facility, which reduced our effective tax rate. We discuss our synthetic fuel tax credits in more detail in the Events of 2004—Synthetic Fuel Tax Credits section on page 31.

        During the quarter ended March 31, 2004, income taxes at BGE decreased $3.9 million compared to the same period of 2003 mostly because of lower taxable income.

Financial Condition

Cash Flows

The following table summarizes our cash flows for the first quarter of 2004 and 2003, excluding the impact of changes in intercompany balances.

	2004 Segment Cash Flows			Consolidated Cash Flows
	Three Months Ended March 31, 2004			Three Months Ended March 31,
	Merchant	Regulated	Other	2004	2003

	(In millions)
Operating Activities
Net (loss) income	$(6.8)	$72.9	$0.1	$66.2	$(131.4)
Non-cash adjustments to net income	165.9	73.3	6.7	245.9	347.3
Changes in working capital	15.3	51.0	(9.1)	57.2	96.2
Pension and postemployment benefits*				(36.9)	(98.1)
Other	(19.1)	7.5	10.8	(0.8)	28.8

Net cash provided by operating activities	155.3	204.7	8.5	331.6	242.8

Investing activities
Investments in property, plant and equipment	(111.2)	(52.1)	(8.0)	(171.3)	(145.2)
Contributions to nuclear decommissioning trust funds	(8.8)	—	—	(8.8)	(4.4)
Sale of investments and other assets	—	4.9	1.8	6.7	89.8
Other investments	(5.5)	—	(1.9)	(7.4)	(21.9)

Net cash used in investing activities	(125.5)	(47.2)	(8.1)	(180.8)	(81.7)

Cash flows from operating activities less cash flows from investing activities	$29.8	$157.5	$0.4	150.8	161.1

Financing Activities
Net repayment of debt*				(4.5)	(133.0)
Proceeds from issuance of common stock*				15.2	10.1
Common stock dividends paid*				(43.5)	(39.6)
Other*				1.5	(1.4)

Net cash used in financing activities*				(31.3)	(163.9)

Net Increase (Decrease) in Cash and Cash Equivalents*				$119.5	$(2.8)

*Items are not allocated to the business segments because they are managed for the company as a whole.

Cash Flows from Operating Activities

Cash provided by operating activities was $331.6 million in 2004 compared to $242.8 million in 2003. Net income was $197.6 million higher in 2004 compared to 2003. This was partially offset by a decrease in non-cash adjustments to net income of $101.4 million in 2004 compared to 2003. The net decrease in non-cash adjustments to net income was primarily due to cumulative effects of changes in accounting principles of $198.4 million as a result of the adoption of SFAS No. 143 and EITF 02-3 in 2003, which had the effect of reducing net income but were non-cash transactions. This decrease in non-cash adjustments to net income was partially offset by the following increases:

  •
  a loss from discontinued operations of $46.3 million in 2004;
  •
  an increase in deferred fuel costs of $28.9 million in 2004 compared to 2003; and
  •
  an increase in depreciation and amortization of $17.2 million in 2004 compared to 2003.

        Changes in working capital had a positive impact of $57.2 million on cash flow from operations in 2004 compared to $96.2 million in 2003. The net decrease of $39.0 million was primarily due to a $32 million federal tax refund in 2003 and a federal tax payment in 2004. This decrease in working capital was partially offset by a source of cash resulting from a larger decrease in BGE natural gas fuel stocks in 2004 compared to 2003. Pension and postemployment benefits were a use of cash of $39.6 million in 2004 compared to $98.1 million in 2003. This primarily reflects a $60 million lower contribution to the pension plan in 2004 compared to 2003.

Cash Flows from Investing Activities

Cash used in investing activities was $180.8 million in 2004 compared to $81.7 million in 2003. The increase in cash used in 2004 compared to 2003 was primarily due to a decrease in cash proceeds from the sales of investments and other assets and an increase in investments in property, plant and equipment.

Cash Flows from Financing Activities

Cash used in financing activities was $31.3 million in 2004 compared to $163.9 million in 2003. The decrease in 2004 compared to 2003 was mostly due to a lower repayment of debt in 2004 compared to 2003.

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

        The factors that credit rating agencies consider in establishing Constellation Energy's and BGE's credit ratings include, but are not limited to, cash flows, liquidity, and the amount of debt as a component of total capitalization. In March 2004, Standard & Poors rating group reduced Constellation Energy's and BGE's corporate credit rating from A- to BBB+ and reduced certain other ratings as noted in the table below. All Constellation Energy and BGE credit ratings have stable outlooks. At the date of this report, our credit ratings were as follows:

	Standard & Poors Rating Group	Moody's Investors Service	Fitch- Ratings

Constellation Energy
Commercial Paper	A-2	P-2	F-2
Senior Unsecured Debt*	BBB	Baa1	A-
BGE
Commercial Paper	A-2	P-1	F-1
Mortgage Bonds	A	A1	A+
Senior Unsecured Debt	BBB+	A2	A
Trust Preferred Securities*	BBB-	A3	A-
Preference Stock*	BBB-	Baa1	A-

* In March 2004, Standard & Poors Rating Group reduced the rating one level to this current rating.

Available Sources of Funding

We continuously monitor our liquidity requirements and believe that our facilities and access to the capital markets provide sufficient liquidity to meet our business requirements. We discuss our available sources of funding in more detail below.

Constellation Energy

In addition to our cash balance, we have a commercial paper program under which we can issue short-term notes to fund our subsidiaries. At March 31, 2004, we had approximately $1.5 billion of credit under three facilities. These facilities include:

  •
  a $447.5 million 364-day revolving credit facility that expires in June 2004,
  •
  a $447.5 million three-year revolving credit facility that expires in June 2006, and
  •
  a $640.0 million revolving credit facility that expires in June 2005.

        We use these facilities to allow the issuance of commercial paper. In addition, we use the multi-year facilities to allow for the issuance of letters of credit.

        These revolving credit facilities allow the issuance of letters of credit up to approximately $1.1 billion. At March 31, 2004, letters of credit that totaled $730.5 million were issued under all of our facilities, which results in approximately $805 million of unused credit facilities.

BGE

BGE maintains $200.0 million in annual committed credit facilities, expiring May through November of 2004, in order to allow commercial paper to be issued. As of March 31, 2004, BGE had no outstanding commercial paper, which results in $200.0 million in unused credit facilities.

Other Nonregulated Businesses

BGE Home Products & Services' program to sell up to $50 million of receivables was not extended beyond its March 2004 expiration date. We expect to fully liquidate this receivables program by the end of 2004.

        If we can get a reasonable value for our remaining real estate projects and other investments, additional cash may be obtained by selling them. Our ability to sell or liquidate assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made.

Capital Resources

Our estimated annual amounts for the years 2004 and 2005 are shown in the table below.

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

        Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 54.

Calendar Year Estimates	2004	2005

	(In millions)
Nonregulated Capital Requirements:
Merchant energy
Generation plants	$170	$155
Nuclear fuel	115	65
Portfolio acquisitions	60	60
Technology/other	105	85

Total merchant energy capital requirements (A)	450	365
Other nonregulated capital requirements	40	50

Total nonregulated capital requirements	490	415

Utility Capital Requirements:
Regulated electric	220	250
Regulated gas	60	55

Total utility capital requirements	280	305

Total capital requirements	$770	$720

(A) Excludes approximately $25 million of 2004 and approximately $50 million of 2005 capital requirements, including nuclear fuel for Ginna. We discuss our planned acquisition of Ginna in the Events of 2004 section on page 32.

Capital Requirements

Merchant Energy Business

Our merchant energy business' capital requirements consist of its continuing requirements, including construction expenditures for improvements to generating plants, nuclear fuel costs, costs of complying with the Environmental Protection Agency (EPA), Maryland, and Pennsylvania nitrogen oxides (NOx) emissions regulations, and enhancements to our information technology infrastructure. We discuss the NOx regulations and timing of expenditures in Note 12 of our 2003 Annual Report on Form 10-K.

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

        We expect to fund acquisitions, including Ginna, with an overall goal of maintaining a strong investment grade credit profile. Funding of this acquisition is expected to occur in mid-2004.

Regulated Electirc and Gas

Funding for utility capital expenditures is expected from internally generated funds. During 2004, we expect our regulated businesses to generate sufficient cash flows from operations to meet BGE's operating requirements. If necessary, additional funding may be obtained from commercial paper issuances, available capacity under credit facilities, the issuance of long-term debt, trust securities, or preference stock, and/or from time to time equity contributions from Constellation Energy. BGE also participates in a cash pool administered by Constellation Energy as discussed in the Notes to Consolidated Financial Statements section on page 21.

Other Nonregulated Businesses

Funding for our other nonregulated businesses is expected from internally generated funds, commercial paper issuances, issuances of long-term debt of Constellation Energy, sales of securities and assets, and/or from time to time, equity contributions from Constellation Energy.

        Our ability to sell or liquidate securities and non-core assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made.

Contractual Payment Obligations and Committed Amounts

Our total contractual payment obligations as of March 31, 2004 are shown in the following table:

	Payments
	2004	2005- 2006	2007- 2008	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$10.2	$343.9	$636.0	$2,744.8	$3,734.9
Interest	175.8	433.8	364.1	1,741.7	2,715.4

Total	186.0	777.7	1,000.1	4,486.5	6,450.3
BGE
Principal	151.4	482.7	418.5	600.8	1,653.4
Interest	66.4	169.4	96.7	824.0	1,156.5

Total	217.8	652.1	515.2	1,424.8	2,809.9
BGE preference stock	—	—	—	190.0	190.0
Operating leases	17.3	40.9	27.1	121.5	206.8
Purchase obligations:[2]
Purchased capacity and energy[3]	990.2	1,118.3	274.9	207.2	2,590.6
Fuel and transportation[4]	499.0	509.5	116.2	52.8	1,177.5
Other	61.5	67.0	34.0	247.8	410.3
Other noncurrent liabilities:
Postretirement and postemployment benefits[5]	38.0	87.0	99.5	139.7	364.2
Other	5.7	5.9	—	—	11.6

Total contractual payment obligations	$2,015.5	$3,258.4	$2,067.0	$6,870.3	$14,211.2

1
Amounts in long-term debt reflect the original maturity date. Investors may require us to repay $327.0 million early through put options and remarketing features.
2
Contracts to purchase goods or services that specify all significant terms. Amounts related to certain purchase obligations are based on future purchase expectations which may differ from actual purchases.
3
Our contractual obligations for purchased capacity and energy are shown on a gross basis for certain transactions, including both the fixed payment portions of tolling contracts and estimated variable payments under unit-contingent power purchase agreements. We have recorded $30.3 million of liabilities related to purchased capacity and energy obligations at March 31, 2004 in our Consolidated Balance Sheets.
4
4  We have recorded liabilities of $64.5 million related to fuel and transportation obligations at March 31, 2004 in our Consolidated Balance Sheets.
5
Amounts related to postretirement and postemployment benefits are for unfunded plans and reflect present value amounts consistent with the determination of the related liabilities recorded on the Consolidated Balance Sheets.

        The table on the next page presents our contingent obligations. Our contingent obligations increased $1.2 billion during the first quarter of 2004, primarily due to the issuance of additional guarantees and letters of credit by the parent company for subsidiary obligations to third parties in support of the growth of our merchant energy business. These amounts do not represent incremental consolidated Constellation Energy obligations; rather they primarily represent parental guarantees of certain subsidiary obligations to third parties. Our calculation of the fair value of subsidiary obligations covered by the $4,592.0 million of parent company guarantees was $1,125.8 million at March 31, 2004. Accordingly, if the parent company was required to fund subsidiary obligations, the total amount at current market prices is $1,125.8 million.

	Expiration

	2004	2005- 2006	2007- 2008	There- after	Total

	(In millions)
Contingent Obligations
Letters of credit	$697.7	$32.8	$—	$—	$730.5
Guarantees—competitive supply[1]	3,306.9	495.0	292.0	498.1	4,592.0
Other guarantees, net[2]	9.9	11.6	—	838.1	859.6

Total contingent obligations	$4,014.5	$539.4	$292.0	$1,336.2	$6,182.1

1
While the face amount of these guarantees is $4,592.0 million, we do not expect to fund the full amount. Our calculation of the fair value of obligations covered by these guarantees was $1,125.8 million at March 31, 2004.
2
Other guarantees in the above table are shown net of liabilities of $25.6 million recorded at March 31, 2004 in our Consolidated Balance Sheets.

Liquidity Provisions

We have certain agreements that contain provisions that would require additional collateral upon significant credit rating decreases in the Senior Unsecured Debt of Constellation Energy. Decreases in Constellation Energy's credit ratings would not trigger an early payment on any of our credit facilities.

        Under certain counterparty contracts related to our wholesale marketing and risk management operation, we are obligated to post collateral if Constellation Energy's senior, unsecured credit ratings decline below established contractual levels. As a result of the ratings action taken by Standard & Poors rating agency in March 2004, we posted approximately $40 million in additional collateral to support our wholesale marketing and risk management operational requirements. We discuss the Standard & Poors ratings action in more detail in the Financial Condition section on page 45.

        Based on contractual provisions, we estimate that we would have additional collateral obligations based on downgrades to the following credit ratings for our Senior Unsecured Debt:

Credit Ratings Downgraded	Level Below Current Rating	Incremental Obligations	Cumulative Obligations

	(In millions)
BBB-/Baa3	1	$127	$127
Below investment grade	2	669	796

        At March 31, 2004, we had approximately $1.0 billion of unused credit facilities and $840.8 million of cash available to meet these potential requirements. However, based on market conditions and contractual obligations at the time of such a downgrade, we could be required to post collateral in an amount that could exceed the amounts specified above, and which could be material.

        We consistently review our liquidity needs to ensure that we have adequate facilities available to meet these requirements. This includes having liquidity available to meet margin requirements for our wholesale marketing and risk management operation.

        In many cases, customers of our wholesale marketing and risk management operation rely on the creditworthiness of Constellation Energy. A decline below investment grade by Constellation Energy would negatively impact the business prospects of that operation. The credit facilities of Constellation Energy and BGE have limited material adverse change clauses that only consider a material change in financial condition and are not directly affected by decreases in credit ratings. If these clauses are violated, the lending institutions can decline making new advances or issuing new letters of credit, but cannot accelerate existing amounts outstanding. The long-term debt indentures of Constellation Energy and BGE do not contain material adverse change clauses or financial covenants.

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At March 31, 2004, the debt to capitalization ratios as defined in the credit agreements were no greater than 55%. Certain credit facilities of BGE contain provisions requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At March 31, 2004, the debt to capitalization ratio for BGE as defined in these credit agreements was 49%. At March 31, 2004, no amount is outstanding under these facilities.

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

Market Risk

Commodity Risk

During the first quarter of 2004, the energy markets continued to be highly volatile with significant increases in fuel prices, primarily natural gas and coal, and power prices as well as the continuation of reduced liquidity in the marketplace.

        We measure the sensitivity of our wholesale marketing and risk management mark-to-market energy contracts to potential changes in market prices using value at risk. Value at risk represents the potential pre-tax loss in the fair value of our wholesale marketing and risk management mark-to-market energy assets and liabilities over one and ten-day holding periods. We discuss value at risk in more detail in the Market Risk section of our 2003 Annual Report on Form 10-K. The table below is the value at risk associated with our wholesale marketing and risk management operation's mark-to-market energy assets and liabilities, including both trading and non-trading activities.

Quarter Ended March 31, 2004

(In millions)
99% Confidence Level, One-Day Holding Period
Average	$4.2
High	6.3
95% Confidence Level, One-Day Holding Period
Average	3.2
High	4.8
95% Confidence Level, Ten-Day Holding Period
Average	10.2
High	15.1

        The following table details our value at risk for the trading portion of our wholesale marketing and risk management mark-to-market energy assets and liabilities over a one-day holding period at a 99% confidence level for the first quarter of 2004:

Quarter Ended March 31, 2004

(In millions)
Average	$2.3
High	5.3

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

Wholesale Credit Risk

We continue to actively manage the credit portfolio of our wholesale marketing and risk management operation to attempt to reduce the impact of the general decline in the overall credit quality of the energy industry and the impact of a potential counterparty default. As of March 31, 2004 and December 31, 2003, the credit portfolio of our wholesale marketing and risk management operation had the following public credit ratings:

	March 31, 2004	December 31, 2003

Rating
Investment Grade[1]	69%	75%
Non-Investment Grade	10	4
Not Rated	21	21
1
Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        In addition to the credit ratings provided by the major credit rating agencies, we utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. The "Not Rated" category in the table above includes counterparties that do not have public credit ratings and include governmental entities, municipalities, cooperatives, power pools, and other load-serving entities, and marketers for which we determine creditworthiness based on internal credit ratings.

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings.

	March 31, 2004	December 31, 2003

Investment Grade Equivalent	81%	91%
Non-Investment Grade	19	9

        Compared to December 31, 2003, we have experienced deterioration in the credit quality of our wholesale marketing and risk management portfolio measured using both public credit ratings and our internal credit ratings. The decline in investment grade equivalent counterparties is primarily due to increased exposure to lower credit quality fuel and power supply counterparties. A portion of our wholesale credit risk is related to transactions that are recorded in our Consolidated Balance Sheets. These transactions primarily consist of open positions from our wholesale marketing and risk management operation that are accounted for using mark-to-market accounting, as well as amounts owed by wholesale counterparties for transactions that settled but have not yet been paid. The following table highlights the credit quality and exposures related to these activities at March 31, 2004:

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure

	(Dollars in millions)
Investment grade	$667	$47	$620	1	$90
Split rating	11	—	11	—	—
Non-investment grade	165	141	24	—	—
Internally rated—investment grade	153	89	64	—	—
Internally rated—non-investment grade	37	10	27	—	—

Total	$1,033	$287	$746	1	$90

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

        We continue to examine plans to achieve our strategies and to further strengthen our balance sheet and enhance our liquidity. We discuss our liquidity in the Financial Condition section on page 48.

Interest Rate Risk, Retail Credit Risk, and Equity Price Risk

We discuss our exposure to interest rate risk, retail credit risk, and equity price risk in the Market Risk section of our 2003 Annual Report on Form 10-K.

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

        You will find details of our environmental matters in the Environmental Matters section of the Notes to Consolidated Financial Statements beginning on page 17 and in our 2003 Annual Report on Form 10-K in Item 1. Business—Environmental Matters. These details include financial information. Some of the information is about costs that may be material.

Accounting Standards Adopted

We discuss recently adopted accounting standards in the Accounting Standards Adopted section of the Notes to Consolidated Financial Statements beginning on page 20.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  •
  SFAS No. 133 hedging activities section in the Notes to Consolidated Financial Statements beginning on page 19,
  •
  activities of our wholesale marketing and risk management operation in the Merchant Energy Business section of Management's Discussion and Analysis beginning on page 34,
  •
  evaluation of commodity and wholesale credit risk in the Market Risk section of Management's Discussion and Analysis beginning on page 49, and
  •
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 24.

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

        The principal executive officers and principal financial officer of both Constellation Energy and BGE have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Constellation Energy's and BGE's disclosure controls and procedures are effective, in that they provide reasonable assurance that such officers are alerted on a timely basis to material information relating to Constellation Energy and BGE that is required to be included in Constellation Energy's and BGE's periodic filings under the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

        Constellation Power Development, Inc. is named as a defendant but has never been served with process in this case and does not have a power purchase agreement with the State of California. However, our High Desert Power Project does have a power purchase agreement with the California Department of Water Resources. The court issued an order to the plaintiff asking that he show cause why he had not yet served any of the defendants with process. A hearing is scheduled on August 23, 2004 on the court's show cause order.

        James M. Millar v. Allegheny Energy Supply, Constellation Power Source, Inc., High Desert Power Project, LLC, et al—On December 19, 2003, plaintiffs filed an amended complaint in Superior Court of California, County of San Francisco, naming for the first time, Constellation Power Source, Inc. (CPS) and High Desert Power Project, LLC (High Desert), two of our subsidiaries, as additional defendants. The complaint is a putative class action on behalf of California electricity consumers and alleges that the defendant power suppliers, including CPS and High Desert, violated California's Unfair Competition Law in connection with certain long-term power contracts that the defendants negotiated with the California Department of Water Resources in 2001 and 2002. Notwithstanding the amended long-term power contracts and the releases and settlement agreements negotiated at the time of such amendments, the plaintiff seeks to have the Court certify the case as a class action and to order the repayment of any monies that were acquired by the defendants under the long-term contracts or the amended long-term contracts by means of unfair competition in violation of California law. The amended complaint was removed to federal court by one of the defendants and a motion to remand the case back to the state court is pending before the federal court. We believe that we have meritorious defenses to this action and intend to defend against it vigorously. However, we can not predict the timing, or outcome, of this case, or its possible effect on our results.

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

Mercury Poisoning

Beginning in September 2002, BGE, Constellation Energy, and several other defendants have been involved in numerous actions filed in the Circuit Court for Baltimore City, Maryland alleging mercury poisoning from several sources, including coal plants formerly owned by BGE. The plants are now owned by a subsidiary of Constellation Energy. In addition to BGE and Constellation Energy, approximately 11 other defendants, consisting of pharmaceutical companies, manufacturers of vaccines and manufacturers of Thimerosal have been sued. Approximately 50 cases have been filed to date, with each case seeking $90 million in damages from the group of defendants.

        In a ruling applicable to all but several of the cases, the Circuit Court for Baltimore City dismissed with prejudice all claims against BGE and Constellation Energy and entered into a stay of the proceedings as they relate to other defendants. The several cases that were not dismissed were filed subsequent to the ruling by the Circuit Court. Plaintiffs may attempt to pursue appeals of the rulings in favor of BGE and Constellation Energy once the cases are finally concluded as to all defendants. We believe that we have meritorious defenses and intend to defend the actions vigorously. However, we cannot predict the timing, or outcome, of these cases, or their possible effect on our, or BGE's, financial results.

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

The amount of damages is unspecified, however the plaintiffs seek back and front pay, along with compensatory and punitive damages. The Court scheduled a briefing process for the motion to certify the case as a class action suit. The briefing process concluded and oral argument on the class certification motion was held on April 16, 2004, and the parties are awaiting the court's decision. We do not believe class certification is appropriate and we further believe that we have meritorious defenses to the underlying claims and intend to defend the action vigorously. However, we cannot predict the timing, or outcome, of the action or its possible effect on our, or BGE's, financial results.

Asbestos

Since 1993, BGE has been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE knew of and exposed individuals to an asbestos hazard. The actions relate to two types of claims.

        The first type is direct claims by individuals exposed to asbestos. BGE is involved in these claims with approximately 70 other defendants. Approximately 560 individuals that were never employees of BGE each claim $6 million in damages ($2 million compensatory and $4 million punitive). These claims are currently pending in state courts in Maryland and Pennsylvania. BGE does not know the specific facts necessary to estimate its potential liability for these claims. The specific facts BGE does not know include:

  •
  the identity of BGE's facilities at which the plaintiffs allegedly worked as contractors,
  •
  the names of the plaintiff's employers,
  •
  the date on which the exposure allegedly occurred, and
  •
  the facts and circumstances relating to the alleged exposure.

        To date, 279 asbestos cases were dismissed or resolved for amounts that were not significant. Approximately 51 cases are currently scheduled for trial by the end of 2004.

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

Item 5. Other Information

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

        Changes may occur after that date, and neither Constellation Energy nor BGE assume responsibility to update these forward looking statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 3(a)	Bylaws of Constellation Energy Group, Inc. as amended February 27, 2004.
	Exhibit No. 10(a)	Executive Annual Incentive Plan of Constellation Energy Group, Inc., as amended and restated.
	Exhibit No. 10(b)	Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated.
	Exhibit No. 10(c)	Constellation Energy Group, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated.
	Exhibit No. 10(d)	Constellation Energy Group, Inc. Supplemental Pension Plan, as amended and restated.
	Exhibit No. 10(e)	Constellation Energy Group, Inc. Senior Executive Supplemental Plan, as amended and restated.
	Exhibit No. 10(f)	Change in Control Severance Agreement between Constellation Energy Group, Inc. and Thomas V. Brooks.
	Exhibit No. 10(g)	Constellation Energy Group, Inc. Executive Long-Term Incentive Plan, as amended and restated.
	Exhibit No. 10(h)	Constellation Energy Group, Inc. 2002 Executive Annual Incentive Plan, as amended and restated.
	Exhibit No. 10(i)	Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan, as amended and restated.
	Exhibit No. 10(j)	Constellation Energy Group, Inc. Management Long-Term Incentive Plan, as amended and restated.
	Exhibit No. 12(a)	Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
	Exhibit No. 12(b)	Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
	Exhibit No. 31(a)	Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 31(b)	Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 31(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 31(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(a)	Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	Exhibit No. 32(b)	Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K for the quarter ended March 31, 2004:

Date	Item Reported
January 30, 2004	Item 7. Financial Statements and Exhibits
Item 12. Results of Operations and Financial Condition

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC. (Registrant)
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: May 7, 2004	/s/	E. FOLLIN SMITH
E. Follin Smith, Executive Vice President of Constellation Energy Group, Inc. and Senior Vice President of Baltimore Gas and Electric Company, and as Principal Financial Officer of each Registrant