Form 10-K/A
period 2005-12-31
CONSTELLATION ENERGY GROUP INC
filed 2006-05-01
CIK 1004440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

Commission file number	Exact name of registrant as specified in its charter	IRS Employer Identification No.
1-12869	CONSTELLATION ENERGY GROUP, INC.	52-1964611

MARYLAND

(States of incorporation)

750 E. PRATT STREET BALTIMORE, MARYLAND 21202
(Address of principal executive offices)	(Zip Code)

410-783-2800

(Registrants’ telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered
Constellation Energy Group, Inc. Common Stock—Without Par Value	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. Pacific Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether Constellation Energy Group, Inc. is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

CONSTELLATION ENERGY GROUP, INC. COMMON STOCK, WITHOUT PAR VALUE 178,793,160 SHARES OUTSTANDING ON MARCH 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Form 10-K/A amends Items 10, 11, 12, 13 and 14 and includes exhibits under Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2005 filed by Constellation Energy Group, Inc. (Constellation Energy) on March 3, 2006. In this report, these items were incorporated by reference from Constellation Energy’s proxy statement. Because Constellation Energy’s definitive proxy statement has not been finalized, Items 10, 11, 12, 13 and 14 of Form 10-K are being filed via this Form 10-K/A, as well as Exhibits 31(e), 31(f), 32(e) and 32(f) under Item 15. This Form 10-K/A also reports other information under Item 9B. This Form 10-K/A does not amend or update any other information set forth in the Form 10-K originally filed by Constellation Energy on March 3, 2006.

PART II

Item 9B. Other Information

In April 2006, Mayo A. Shattuck III, Chairman, President and Chief Executive Officer of Constellation Energy waived his right under his employment letter agreement dated December 18, 2005 to receive any enhanced cash severance payment upon termination of his employment during the term of such employment letter agreement. A copy of the waiver has been filed as Exhibit 10(ee) to this Amendment No. 1 to Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to executive officers of Constellation Energy, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Item 4 of Part I of this Form 10-K under Executive Officers of the Registrant.

The Constellation Energy board of directors is divided into three classes (Class I, Class II and Class III), with one class of directors elected at each annual meeting of stockholders for a three-year term.

Class I Director Nominees Whose Terms Expire In 2006

Douglas L. Becker, age 40, a director since April 1999, has been Chairman and Chief Executive Officer of Laureate Education, Inc. (formerly Sylvan Learning Systems, Inc.) since February 2000 and was President and Co-Chief Executive Officer of Laureate Education, Inc. from February 1991 to February 2000. He is also Founder and Principal of Sterling Capital Partners, an investment company. Mr. Becker is a director of Educate, Inc. and was a director of BGE from October 1998 to April 1999.

Frank P. Bramble, Sr., age 57, a director since January 2002, served as a consultant to MBNA Corporation from January 2005 to January 2006, and served as Vice Chairman of MBNA Corporation from May 2002 to December 2004. From April 1994 to May 2002, Mr. Bramble was a director of Allfirst Financial, Inc. and Allfirst Bank, and from December 1999 to May 2002, he also was Chairman of the Board. From November 1998 until May 2002, Mr. Bramble was the Chief Executive, USA, and a director of Allied Irish Banks, p.l.c., the parent of Allfirst Financial, Inc. He is a director of Bank of America Corporation.

Edward A. Crooke, age 67, a director since April 1999, served as Vice Chairman of Constellation Energy and BGE from October 2000 until December 2001. He previously was Vice Chairman of Constellation Energy from April 1999 until January 1, 2000. He also served as President and Chief Operating Officer of BGE from 1992 to 1998, Vice Chairman from 1998 to 1999 and as a director from 1988 to April 1999. He is also a director of AEGIS Insurance Services, Inc., Associated Electric & Gas Insurance Services, Limited and Baltimore Equitable Society.

Mayo A. Shattuck III, age 51, a director since May 1999, has been Chairman of the Board of Directors of Constellation Energy since July 2002 and President and Chief Executive Officer since November 2001. Mr. Shattuck has also been Chairman of the Board of Directors of BGE since July 2002. He was Global Head of Investment Banking and Global Head of Private Banking for Deutsche Banc Alex. Brown from June 1999 to October 2001, and held various officer positions during that period. He is also a director of Capital One Financial Corporation, Gap, Inc., the Edison Electric Institute, the Nuclear Energy Institute and the Institute of Nuclear Power Operations.

Michael D. Sullivan, age 66, a director since April 1999, is a private investor, and is a Co-Founder and has been Chairman of the Board of Life Source, Inc. (nutritional supplements) since March 2001. Mr. Sullivan also has been Chairman of the Board of Advancare Health Care, LLC (home health care) since January 2006. From October 1996 to December 2001, Mr. Sullivan was Chairman of the Board of Golf America Stores, Inc. (golf apparel retailing). Mr. Sullivan was a director of BGE from 1992 to April 1999.

Class II Directors Whose Terms Expire In 2007

James T. Brady, age 65, a director since May 1999, has been the Managing Director – Mid-Atlantic of Ballantrae International, Ltd. (a management consulting firm) since January 2000, and is the former secretary of the Maryland Department of Business & Economic Development, where he served from 1995 to 1998. He was also a managing partner of Arthur Andersen LLP from 1985 to 1995. Mr. Brady is a director of McCormick & Company, Inc., T. Rowe Price Group, Inc. and Aether Holdings, Inc. Mr. Brady also was a director of Constellation Enterprises, Inc. from March 1998 to May 1999.

James R. Curtiss, age 52, a director since April 1999, has been a partner in the law firm of Winston & Strawn since 1993. From 1988 to 1993, he served as a Commissioner of the United States Nuclear Regulatory Commission. He is also a director of Cameco Corporation (owner and operator of uranium mines). Mr. Curtiss was a director of BGE from 1994 to April 1999.

Robert J. Lawless, age 59, a director since January 2002, has been Chairman of the Board, Chief Executive Officer and President of McCormick & Company, Inc. since January 1997. He is also a director of Baltimore Life, Inc.

Class III Directors Whose Terms Expire In 2008

Yves C. de Balmann, age 59, a director since July 2003, has been Co-Chairman of Bregal Investments since September 2002. He was Co-Chairman and Co-Chief Executive Officer of Deutsche Banc Alex. Brown from June 1999 to April 2001, and a Senior Advisor to Deutsche Bank AG from April 2001 to June 2003. He is also a director of ESI Group, a technology company based in France.

Freeman A. Hrabowski, III, age 55, a director since April 1999, has been President of the University of Maryland Baltimore County since 1993. He is also a director of the Baltimore Equitable Society, Broadwing Corporation, McCormick & Company, Inc., Mercantile Bankshares Corporation and Mercantile-Safe Deposit and Trust Company. Dr. Hrabowski was a director of BGE from 1994 to April 1999.

Nancy Lampton, age 63, a director since April 1999, has been Chairman and Chief Executive Officer of American Life and Accident Insurance Company of Kentucky since 1971 and has been Chairman and Chief Executive Officer of its holding company, Hardscuffle, Inc., since January 2000. She is also a director of DNP Select Income Fund, Duff & Phelps Utility and Corporate Bond Trust Inc. and DTF Tax-Free Income Inc. Ms. Lampton was a director of BGE from 1994 to April 1999.

Lynn M. Martin, age 66, a director since October 2003, has been President of The Martin Hall Group LLC, a human resources consulting firm, since January 2005. From 1993 to October 2005, Ms. Martin was an Advisor to Deloitte & Touche LLP, and from 1993 to 1999, she was a Professor at the Kellogg School of Management at Northwestern University. Ms. Martin served as United States Secretary of Labor from 1991 to 1993. Prior to her tenure as Secretary of Labor, she was a member of the United States House of Representatives from 1981 to 1991. She is also a director of The Procter & Gamble Company, Ryder System, Inc., SBC Communications and various funds of The Dreyfus Corporation.

Committees of the Constellation Energy Board of Directors

The Constellation Energy board of directors has the following committees:

Executive Committee:  This committee may exercise all of the powers of the board of directors, except that it may not authorize dividends or the issuance of stock (except in certain limited circumstances authorized by the board of directors), recommend to stockholders any action requiring stockholder approval, amend the by-laws, or approve mergers or share exchanges that do not require stockholder approval. The committee met three times in 2005. Mr. Shattuck is Chairman, and Messrs. Bramble, Crooke and Lawless are members.

Audit Committee:  This committee oversees Constellation Energy’s auditing, accounting, financial reporting, risk management, corporate compliance and internal control functions as set forth in its charter. The committee also approves the services provided by Constellation Energy’s independent registered public accounting firm, and monitors and evaluates its performance, the fees paid, and the compatibility of the non-audit services provided by the firm with maintaining the firm’s independence. The board of directors has determined that each of the members of the audit committee is an “audit committee financial expert” as that term is defined in the applicable rules of the Securities and Exchange Commission. The committee met eight times in 2005. Mr. Brady is Chairman, and Messrs. de Balmann and Bramble are members.

Committee on Nuclear Power:  This committee monitors the performance and safety at our nuclear power plants. The committee met six times in 2005. Mr. Curtiss is Chairman, and Mr. Crooke, Ms. Lampton and Ms. Martin are members.

Compensation Committee:  This committee reviews the recommendations of the Chief Executive Officer for candidates for positions as executive officers of Constellation Energy and recommends candidates to the Constellation Energy board of directors. It reviews and recommends to the Constellation Energy board of directors compensation for directors, and establishes compensation and reviews perquisites and fringe benefits for the Chief Executive Officer and other executive officers. The committee approves the terms of any severance, change in control or employment contract for the Chief Executive Officer and other executive officers. The committee also oversees succession planning for the Chief Executive Officer and senior management. The committee met eight times in 2005. Mr. Lawless is Chairman, and Messrs. Becker and Sullivan, Dr. Hrabowski and Ms. Martin are members.

Nominating and Corporate Governance Committee:  This committee considers and recommends to the Constellation Energy board of directors nominees for election as directors, including nominees recommended by stockholders. It oversees corporate governance, Constellation Energy board of directors composition, annual evaluations of the Constellation Energy board of directors and its committees, and committee structure, membership and functions. The committee periodically reviews Constellation Energy’s Corporate Governance Guidelines and Principles of Business Integrity. The committee met six times in 2005. Mr. Sullivan is Chairman, and Messrs. Becker and Lawless, Dr. Hrabowski and Ms. Martin are members.

Constellation Energy maintains on its website, www.constellation.com, copies of the charters of each of the committees of the Constellation Energy board of directors, as well as copies of its Corporate Governance Guidelines, Principles of Business Integrity, Corporate Compliance Program and Insider Trading Policy. Copies of these documents are also available in print upon request of Constellation Energy’s Corporate Secretary. The Principles of Business Integrity is a code of ethics which applies to all of our directors, officers and employees, including the chief executive officer, chief financial officer and chief accounting officer. Constellation Energy will post any amendments to, or waivers of, the Principles of Business Integrity applicable to its chief executive officer, chief financial officer or chief accounting officer on its website.

Item 11. Executive Compensation

2005 Summary Compensation Table

					Long-Term Compensation
					Awards				Payouts
					Restricted		Securities		Long-Term
		Annual Compensation			Stock		Underlying		Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other ($)(2)	Awards ($)(3)		Options (#)(4)		Payout ($)	Compensation ($)(5)
Mayo A. Shattuck III Chairman of the Board of Directors, President and Chief Executive Officer, Constellation Energy	2005 2004 2003	1,000,000 972,000 900,000	3,001,050 4,000,795 2,600,780	8,306 7,221 6,585	-0- -0- 3,349,984	(7)	1,385,571 277,160 -0-	(6)	-0- -0- -0-	29,900 30,154 44,077
Thomas V. Brooks Chairman, Constellation Energy Commodities Group, Inc. and Vice Chairman and Executive Vice President, Constellation Energy	2005 2004 2003	250,000 250,000 250,000	5,001,050 4,250,795 3,715,780	-0- 1,400 1,006	1,253,432 752,000 890,684	(8) (9) (10)	460,197 103,930 95,950	(6)	-0- -0- -0-	-0- -0- -0-
E. Follin Smith Executive Vice President, Chief Financial Officer and Chief Administrative Officer, Constellation Energy	2005 2004 2003	500,000 473,000 375,000	1,501,050 1,500,795 1,125,780	4,568 19,680 7,276	501,393 500,000 1,251,950	(11) (12) (13)	369,984 69,290 63,340	(6)	-0- -0- -0-	15,046 14,224 40,097
Felix J. Dawson Co-Chief Executive Officer, Constellation Energy Commodities Group, Inc.	2005 2004 2003	200,000 200,000 203,081	5,000,360 2,960,000 1,750,000	-0- -0- -0-	-0- 4,445,322 520,082	(14) (15)	-0- -0- 14,900		-0- -0- -0-	6,300 5,385 20,116
George E. Persky Co-Chief Executive Officer, Constellation Energy Commodities Group, Inc.	2005 2004 2003	175,000 175,000 175,000	5,000,360 2,960,000 1,750,000	-0- -0- -0-	-0- 4,445,322 520,082	(14) (15)	-0- -0- 14,900		-0- -0- -0-	606 5,190 17,030

Notes to 2005 Summary Compensation Table:

(1)   The amounts in the Bonus column include for certain executives the short-term incentive bonus under the Executive Annual Incentive Plan and a bonus under the disability insurance plan. A breakdown of the 2005 amounts in the Bonus column is shown below.

Name	Short-Term Incentive Cash Bonus ($ )	Disability Insurance Plan Bonus ($ )	Total ($ )
M. A. Shattuck III	3,000,000	1,050	3,001,050
T. V. Brooks	5,000,000	1,050	5,001,050
E. F. Smith	1,500,000	1,050	1,501,050
F. J. Dawson	5,000,000	360	5,000,360
G. E. Persky	5,000,000	360	5,000,360

(2)   Represents payroll taxes paid by Constellation Energy on behalf of the executive.

(3)   The following executives held shares of restricted stock listed below at December 31, 2005:

	Shares #	Market Value ($ )
M. A. Shattuck III	50,000	2,880,000
T. V. Brooks	28,022	1,614,067
E. F. Smith	28,229	1,625,990
F. J. Dawson	86,232	4,966,963
G. E. Persky	86,232	4,966,963

The fair market value for the shares held is based on the $57.60 closing price per share for Constellation Energy common stock on December 31, 2005.

(4)   Options were granted to certain executives on February 24, 2005 under Constellation Energy’s Executive Long-Term Incentive Plan and vest and become exercisable in three equal annual installments beginning February 24, 2006. See the Option Tables beginning on page 8.

(5)

For 2005 and 2004, the amounts in the All Other Compensation column represent Constellation Energy’s matching contributions under its savings plans. For 2003, the amounts include for certain executives Constellation Energy’s matching contributions under its savings plans and payout of accrued vacation.

(6)

Includes 334,210, 98,300 and 98,300 options that were granted to Messrs. Shattuck and Brooks and Ms. Smith, respectively, on February 24, 2005 as part of annual long-term incentive awards.  Also includes 1,051,361, 361,897 and 271,684 replacement options that were granted to Messrs. Shattuck and Brooks and Ms. Smith, respectively, on December 21, 2005.  These options replaced 1,467,387, 498,611 and 392,687 vested options that were exercised by such executive officers at the request of the Compensation Committee for purposes of minimizing the potential amount of excise taxes and tax gross-up payable by Constellation Energy on behalf of the executive officer pursuant to Section 4999 of the Internal Revenue Code.  The number of replacement options is equal to the actual options exercised, less the number of shares of common stock actually delivered to the executive officer net of tax withholding.  Each executive officer continues to hold all of the resulting value realized upon the exercise of such officer’s vested options in shares of Constellation Energy common stock.  The replacement options are fully vested, have an exercise price equal to the fair market value of the Constellation Energy common stock on the date of grant and retain the expiration date of the options that were replaced. See the Option Tables beginning on page 8.

(7)	Represents the following:
(i)

52,285 shares of service-based restricted stock that were granted to Mr. Shattuck on February 26, 2003 that vested one year after the grant date. The shares are valued at the fair market value on the date of grant ($25.82 closing price per share for Constellation Energy common stock on February 26, 2003). Dividends on these shares are paid directly to Mr. Shattuck; and

(ii)

50,441 stock units that were granted to Mr. Shattuck on February 26, 2004, that are fully vested but are subject to transfer restriction until February 26, 2009. The units are valued at fair market value on the date of grant ($39.65 closing price per share for of Constellation Energy common stock on February 26, 2004). Dividend equivalents on these units are accumulated and used to purchase additional units.

(8)

Represents 24,529 shares of service-based restricted stock that were granted to Mr. Brooks on February 24, 2005 that vest ratably over three years beginning February 24, 2006. The shares are valued at the fair market value on the date of grant ($51.10 closing price per share for Constellation Energy common stock on February 24, 2005). Dividends on unvested shares are accumulated and used to purchase additional shares.

(9)

Represents 14,717 stock units that are fully vested but are subject to transfer restriction until February 24, 2010. The units are valued at fair market value on the date of grant ($51.10 closing price per share for Constellation Energy common stock on February 24, 2005). Dividend equivalents on these units are accumulated and used to purchase additional units.

(10)	Represents the following:
(i)

24,206 shares of service-based restricted stock that were granted to Mr. Brooks on February 26, 2003 that vested one year after the grant date. The shares are valued at the fair market value on the date of grant ($25.82 closing price per share for Constellation Energy common stock on February 26, 2003). Dividends on these shares were paid directly to Mr. Brooks;

(ii)

5,420 shares of service- and performance-based restricted stock that were granted at target to Mr. Brooks on May 2, 2003 under Constellation Energy’s Executive Long-Term Incentive Plan and that were subject to payout based on Constellation Energy’s 2003 total shareholder return (TSR) relative to the 2003 TSR of Constellation Energy’s peers. These target shares are valued at fair market value on the date of grant ($28.77 closing price per share for Constellation Energy common stock on May 2, 2003). Shares paid out based on Constellation Energy’s 2003 relative TSR performance vest ratably over three years beginning May 2, 2004. Dividends on unvested shares are accumulated and used to purchase additional shares; and

(iii)

2,768 shares of service-based restricted stock that were granted to Mr. Brooks on February 26, 2004 based on Constellation Energy’s 2003 relative TSR performance above target. These shares are valued at fair market value on the date of grant ($39.65 closing price per share for Constellation Energy common stock on February 26, 2004). Shares vest ratably over three years beginning May 2, 2004. Dividends on unvested shares are accumulated and used to purchase additional shares.

(11)

Represents 9,812 shares of service-based restricted stock that were granted to Ms. Smith on February 24, 2005 that vest ratably over three years beginning February 24, 2006. The shares are valued at the fair market value on the date of grant ($51.10 closing price per share for Constellation Energy common stock on February 24, 2005). Dividends on unvested shares are accumulated and used to purchase additional shares.

(12)

Represents 12,610 shares of service-based restricted stock that were granted to Ms. Smith on February 26, 2004 that vest ratably over three years beginning February 26, 2005. The shares are valued at the fair market value on the date of grant ($39.65 closing price per share for Constellation Energy common stock on February 26, 2004). Dividends on unvested shares are accumulated and used to purchase additional shares.

(13)	Represents the following:
(i)

13,555 shares of service-based restricted stock that were granted to Ms. Smith on February 26, 2003 that vested one year after the grant date. The shares are valued at the fair market value on the date of grant ($25.82 closing price per share for Constellation Energy common stock on February 26, 2003). Dividends on these shares are paid directly to Ms. Smith;

(ii)

13,020 shares of service- and performance-based restricted stock that were granted at target to Ms. Smith on May 2, 2003 under Constellation Energy’s Executive Long-Term Incentive Plan and that were subject to payout based on Constellation Energy’s 2003 TSR relative to the 2003 TSR of Constellation’s peers. These target shares are valued at fair market value on the date of grant ($28.77 closing price per share for Constellation Energy common stock on May 2, 2003). Shares paid out based on Constellation Energy’s 2003 relative TSR performance vest ratably over three years beginning May 2, 2004. Dividends on unvested shares are accumulated and used to purchase additional shares; and

(iii)

12,739 shares of service-based restricted stock that were granted to Ms. Smith on February 26, 2004 and 561 shares of service-based restricted stock that were granted to Ms. Smith on March 25, 2004, based on Constellation Energy’s 2003 relative TSR performance above target. These shares are valued at fair market value on the date of grant (closing price per share for Constellation Energy common stock on February 26, 2004 of $39.65 and on March 25, 2004 of $39.70). Shares vest ratably over three years beginning May 2, 2004. Dividends on unvested shares are accumulated and used to purchase additional shares.

(14)	Represents the following:
(i)

38,069 shares of service-based restricted stock that were granted to each of Messrs. Dawson and Persky on February 24, 2005 that vest ratably over three years beginning February 24, 2006. The shares are valued at the fair market value on the date of grant ($51.10 closing price per share for Constellation Energy common stock on February 24, 2005). Dividends on unvested shares are accumulated and used to purchase additional shares; and

(ii)

65,138 shares of service-based restricted stock that were granted to each of Messrs. Dawson and Persky on June 1, 2004 that vest ratably over three years beginning June 1, 2005. The shares are valued at the fair market value on the date of grant ($38.38 closing price per share for Constellation Energy common stock on June 1, 2004). Dividends on unvested shares are accumulated and used to purchase additional shares.

(15)	Represents the following:
(i)

3,470 shares of service- and performance-based restricted stock that were granted at target to each of Messrs. Dawson and Persky on May 2, 2003 under Constellation Energy’s Management Long-Term Incentive Plan and that were subject to payout based on Constellation Energy’s 2003 total shareholder return (TSR) relative to the 2003 TSR of Constellation Energy’s peers. These target shares are valued at fair market value on the date of grant ($28.77 closing price per share for Constellation Energy common stock on May 2, 2003). Shares paid out based on Constellation Energy’s 2003 relative TSR performance vest ratably over three years beginning May 2, 2004. Dividends on unvested shares are accumulated and used to purchase additional shares;

(ii)

1,772 shares of service-based restricted stock that were granted to each of Messrs. Dawson and Persky on February 26, 2004 based on Constellation Energy’s 2003 relative TSR performance above target. These shares are valued at fair market value on the date of grant ($39.65 closing price per share for Constellation Energy common stock on February 26, 2004). Shares vest ratably over three years beginning May 2, 2004. Dividends on unvested shares are accumulated and used to purchase additional shares; and

(iii)

8,827 stock units that are fully vested but are subject to transfer restriction until February 26, 2009. The units are valued at fair market value on the date of grant ($39.65 closing price per share for Constellation Energy common stock on February 26, 2004). Dividend equivalents on these units are accumulated and used to purchase additional units.

Option Grant Table

The following table shows the number of options to purchase Constellation Energy common stock that was granted by Constellation Energy during 2005 to each person named in the 2005 Summary Compensation Table.

STOCK OPTION GRANTS IN 2005
Individual Grants

Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(3)
M. A. Shattuck III	334,210	(1)	8.7	50.96	2/24/15	2,550,022
	75,874	(2)	2.0	58.33	2/26/14	374,059
	975,487	(2)	25.4	58.33	2/5/12	4,809,151
T. V. Brooks	98,300	(1)	2.6	50.96	2/24/15	750,029
	102,330	(2)	2.7	58.33	11/12/11	504,487
	45,918	(2)	1.2	58.33	5/2/13	226,376
	185,198	(2)	4.8	58.33	5/24/12	913,026
	28,451	(2)	0.7	58.33	2/26/14	140,263
E. F. Smith	98,300	(1)	2.6	50.96	2/24/15	750,029
	46,759	(2)	1.2	58.33	11/12/11	230,522
	18,618	(2)	0.5	58.33	2/26/14	91,787
	29,301	(2)	0.8	58.33	5/2/13	144,454
	141,067	(2)	3.7	58.33	2/5/12	695,460
	35,939	(2)	0.9	58.33	5/24/12	177,179
F. J. Dawson	—		—	—	—	—
G. E. Persky	—		—	—	—	—

(1)

Represents an option grant made on February 24, 2005 pursuant to Constellation Energy’s Executive Long-Term Incentive Plan with an exercise price equal to the fair market value of Constellation Energy common stock on the date of grant ($50.96 average of high and low price per share for Constellation Energy common stock on February 24, 2005). The option grant vests and becomes exercisable in three equal annual installments beginning on February 24, 2006; and

(2)

Represents replacement options granted to Messrs. Shattuck and Brooks and Ms. Smith on December 21, 2005 with an exercise price equal to the fair market value of Constellation Energy common stock on the date of grant ($58.33 average of high and low price per share) following the exercise of all vested options held by such executive officers at the request of the Compensation Committee. The replacement options are fully vested. These options replaced 1,467,387, 498,611 and 392,687 vested options that were exercised by Messrs. Shattuck and Brooks and Ms. Smith, respectively, at the request of the Compensation Committee for purposes of minimizing the potential amount of excise taxes and tax gross-up payable by Constellation Energy on behalf of the executive officer pursuant to Section 4999 of the Internal Revenue Code.  The number of replacement options is equal to the actual options exercised, less the number of shares of common stock actually delivered to the executive officer net of tax withholding.  Each executive officer continues to hold all of the resulting value realized upon the exercise of such officer’s vested options in shares of Constellation Energy common stock.

(3)	Based on Black-Scholes option pricing model. The following assumptions were used in calculating the Grant Date Present Values:

Grant Date	Dividend Yield	Risk-Free Rate of Return	Adjustment for Risk of Forfeiture	Expected Volatility	Option Term	Expected Life		Black- Scholes Value
2/24/05	3.00%	3.87%	3.00%	17.52%	10 yrs.	5 yrs.		$7.63
12/21/05	3.00%	4.34%	0%	20.30%	6-9 yrs.	1 yr.	*	$4.93

*      A one year expected life was used for the options granted on December 21, 2005 as such options will be cancelled upon completion of Constellation Energy’s merger with FPL Group.

Aggregated Option Exercises and Year End Option Values

AGGREGATED OPTION EXERCISES IN 2005
AND OPTION VALUES AT DECEMBER 31, 2005

Name	Shares Acquired on Exercise (#)(1)	Value Realized ($)(1)		Number of Securities Underlying Unexercised Options at December 31, 2005 Exercisable/Unexercisable (#)	Value of Unexercised In-the-Money Options at December 31, 2005 Exercisable/Unexercisable ($)(2)

M. A. Shattuck III	1,467,387	43,527,637	(3)	1,051,361/518,983	0/5,539,525

T. V. Brooks	498,611	14,303,649	(4)	361,897/199,569	0/2,818,572

E. F. Smith	445,147	13,143,954	(5)	271,684/165,606	0/2,090,643

F. J. Dawson	40,000	1,056,229		14,933/4,967	448,571/143,000

G. E. Persky	—	—		9,933/4,967	285,971/143,000

(1)     On December 21, 2005, at the request of the Compensation Committee, Messrs. Shattuck and Brooks and Ms. Smith exercised all vested options held by them, including options to purchase 550,000 shares held by Mr. Shattuck for which the Compensation Committee accelerated vesting (the “Exercised Options”).

(2)     Based on $57.60, the closing price per share of Constellation Energy common stock on December 31, 2005.

(3)     The value realized consists of the pre-tax value of shares issued to Mr. Shattuck upon the exercise of the Exercised Options. After tax withholding, Mr. Shattuck holds all of the resulting value realized in 416,026 shares of Constellation Energy common stock.

(4)     The value realized consists of the pre-tax value of shares issued to Mr. Brooks upon the exercise of the Exercised Options. After tax withholding, Mr. Brooks holds all of the resulting value realized in 136,714 shares of Constellation Energy common stock.

(5)     The value realized includes the pre-tax value of shares issued to Ms. Smith upon the exercise of the Exercised Options. After tax withholding, Ms. Smith holds all of the resulting value realized in 121,003 shares of Constellation Energy common stock.

Long-Term Incentive Plan Awards Table

Target awards of performance units were made for the three-year performance period that began January 1, 2005 pursuant to Constellation Energy’s Executive Long-Term Incentive Plan. Each performance unit is equivalent to one dollar ($1.00). The value of the performance unit award payouts is dependent on Constellation Energy’s total shareholder return for the three-year performance period relative to the total shareholder return of either investment grade large- and mid-cap companies in the Dow Jones Electricity and Multiutilities Indexes or companies in the S&P 500 Index. The primary performance criteria is Constellation Energy’s 2005-2007 total shareholder return relative to investment grade large- and mid-cap companies in the combined Dow Jones Electricity and Multiutilities Indexes. If Constellation Energy’s total shareholder return is below a minimum threshold during the performance period, then Constellation Energy’s total shareholder return will be measured against the total shareholder return of companies in the S&P 500 Index. After the end of the three-year performance period, awards will be paid out 50% in cash and 50% in cash or equity at the discretion of the Compensation Committee.

The following table reports potential payouts of performance units awarded to the persons named in the 2005 Summary Compensation Table. The threshold, target and maximum awards are equal to 50%, 100% and 200%, respectively, of the performance unit target award, for the Dow Jones Electricity and Multiutilities Indexes measure and 50%, 75% and 150%, respectively, of the performance unit target award, for the S&P 500 Index measure. Payouts are interpolated between award levels.

	Number		Estimated Future Payouts under Non-Stock Price-Based Plans
	of Shares, Units or	Performance or Other Period	Dow Jones Electricity and Multiutilities Indexes Measure			S&P 500 Index Measure
	Other	Until Maturation or	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Rights (#)	Payout	(#)	(#)	(#)	(#)	(#)	(#)

M.A. Shattuck III	2,550,000	1/1/05 to 12/31/07	1,275,000	2,550,000	5,100,000	1,275,000	1,912,500	3,825,000

T. V. Brooks	750,000	1/1/05 to 12/31/07	375,000	750,000	1,500,000	375,000	562,500	1,125,000

E. F. Smith	750,000	1/1/05 to 12/31/07	375,000	750,000	1,500,000	375,000	562,500	1,125,000

F. J. Dawson	—	—	—	—	—	—	—	—

G. E. Persky	—	—	—	—	—	—	—	—

Pension Benefits

Mr. Shattuck and Ms. Smith participate in the Senior Executive Supplemental Plan. Under the plan, at retirement a participant must be at least age 55 with 10 or more years of vesting service or at least age 62 with five or more years of vesting service to be entitled to any benefits. Benefits paid before age 62 are reduced for early receipt. Mr. Shattuck’s normal retirement annuity benefit under the plan, which is available at age 62 with five or more years of vesting service, will be computed at 60% of covered earnings. At December 31, 2005, based on his current age of 51 and four years and two months of vesting service, Mr. Shattuck was not eligible for benefits under the plan as he did not meet the age and service requirements.

Normal retirement annuity benefits available under the plan at age 62 for Ms. Smith accrue at 5.5% per year of benefit service, up to a maximum annuity benefit of 55% of covered earnings. At December 31, 2005, based on her current age of 46 and four years and seven months of vesting service, Ms. Smith was not eligible to receive benefits under the plan as she did not meet the age and service requirements. As of that date, she has accrued benefits equal to 25.2% of covered earnings, which would be available at age 62 if she meets the service requirement.

Covered earnings are equal to the average of the highest two of the last five years’ base pay amounts plus the average of the highest two of the last five years’ annual incentive award amounts. Benefits payable under the plan are paid in periodic installments unless a participant elects a lump sum. Plan participants are entitled to a 50% survivor annuity benefit at no cost. The benefits computed under the Senior Executive Supplemental Plan are offset by benefits under the qualified employee pension plan applicable to most employees but will not be offset for Social Security.

Vesting of accrued benefits under the Senior Executive Supplemental Plan accelerate when any of these events occur: employment termination, demotion or loss of benefit eligibility without cause; a change of control of Constellation Energy followed within two years by the executive’s demotion, employment termination or loss of benefit eligibility; or reduction of previously accrued benefits. As a result of such accelerated vesting, the executive would be entitled to a lump sum payout of the vested amount from the applicable pension plan after employment termination.

Mr. Brooks’, Mr. Dawson’s and Mr. Persky’s normal retirement lump sum benefits, which are available at age 65 under the Benefits Restoration Plan, accrue in accordance with the benefit formula of the qualified employee pension plan but without regard to Internal Revenue Service limitations. Under the plan, a lump sum benefit is computed based on covered earnings multiplied by a total credit percentage. Covered earnings are equal to the average of the highest three of the last five years’ base pay plus annual incentive. The total credit percentage is equal to the sum of the credit percentages based on the following formula – 5% per year of service through age 39, 10% per year of service from age 40 to age 49, and 15% per year of service after age 49. Mr. Brooks’, Mr. Dawson’s and Mr. Persky’s lump sum benefits under the plan at normal retirement age 65 will total 341%, 362% and 371%, respectively, of final average salary and bonus, and will be offset by the benefits under the qualified employee pension plan applicable to most employees, but will not be offset by Social Security. No benefits are available under the plan until a participant has at least five years of service. At December 31, 2005, Mr. Brooks was age 43 and had four years and nine months of service, Mr. Dawson was age 38 and had four years and nine months of service and Mr. Persky was age 35 and had four years and nine months of service. Benefits payable under the plan are paid in periodic installments unless a participant elects a lump sum.

If Mr. Shattuck or Ms. Smith terminate employment after five years of service but prior to meeting the eligibility requirements for benefits under the Senior Executive Supplemental Plan, (i.e., before reaching age 55 with 10 or more years of vesting service or age 62 with five or more years of vesting service), they would be eligible to receive benefits under the Benefits Restoration Plan calculated in the same manner as described above with respect to Messrs. Brooks, Dawson and Persky. At December 31, 2005, Mr. Shattuck was age 51 and had four years and two months of service and Ms. Smith was age 46 and had four years and seven months of service.

Under the Supplemental Benefits Plan, each executive is also entitled to personal financial, tax and estate planning benefits that continue during the year of retirement plus the next two calendar years. If a retired executive continues to serve as a member of the Constellation Energy board of directors, the personal financial, tax and estate planning benefit period extends until Constellation Energy board of directors membership ceases.

Covered earnings used to compute pension benefits for the individuals named in the 2005 Summary Compensation Table as of December 31, 2005 were as follows:

M. A. Shattuck III	$4,486,000
T. V. Brooks	3,133,300
E. F. Smith	1,986,500
F. J. Dawson	400,000
G. E. Persky	375,000

Constellation Energy sponsors the Nonqualified Deferred Compensation Plan that provides the opportunity for eligible employees including the individuals named in the 2005 Summary Compensation Table to defer certain compensation including base salary and annual incentives. Under the plan, Constellation Energy matches base salary deferral amounts for salary over the Internal Revenue Service compensation limit (applicable to qualified employee 401(k) plans) using the same matching formula as under the Constellation Energy qualified employee 401(k) plan (match of 50% up to the first 6% of employee salary deferral). Nonqualified Deferred Compensation Plan participants may elect to invest their plan account balances in investment options that substantially mirror the qualified employee 401(k) plan options. Plan participants do not pay taxes on amounts deferred, company contributions, or earnings thereon, until amounts are distributed from the Nonqualified Deferred Compensation Plan. An executive’s benefits under the Nonqualified Deferred Compensation Plan always are fully vested and are payable after employment termination.

Constellation Energy previously funded a rabbi trust to secure benefits accrued through December 31, 2002 under the Senior Executive Supplemental Plan. Constellation Energy’s last contribution to the trust was made during 2003. Constellation Energy currently funds a rabbi trust for the Nonqualified Deferred Compensation Plan. Contributions to the trust include the amount of participant deferred compensation and employer matching contributions. These rabbi trusts do not increase the amount of supplemental pension benefits or deferred compensation. Following completion of the merger with FPL Group, the rabbi trusts cannot be amended for two years, the trustees may not be removed for two years and a reversion of excess trust assets cannot be taken for two years.

A copy of the following Constellation Energy plans may be found in Constellation Energy’s reports as follows: Senior Executive Supplemental Plan – Exhibit 10(e) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004; Benefits Restoration Plan – Exhibit 10(m) to the Annual Report on Form 10-K for the year ended December 31, 2001; Supplemental Benefits Plan – Exhibit 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2001; and Nonqualified Deferred Compensation Plan – Exhibit 10(c) to the Annual Report on Form 10-K for the year ended December 31, 2002.

Merger with FPL Group

The completion of the merger with FPL Group will constitute a change in control under Constellation Energy’s equity and supplemental pension plans, which may accelerate benefits payable to certain of the named executive officers.

Severance, Employment and Other Agreements

Each of Messrs. Shattuck and Brooks and Ms. Smith is a party to a change in control severance agreement with Constellation Energy. In November 2005, the Compensation Committee of the Constellation Energy board of directors approved amendments to these agreements, which are reflected in amended and restated agreements that were executed in December 2005 and January 2006 (Change in Control Agreements). The completion of the merger with FPL Group will constitute a change in control under the Change in Control Agreements.

If the executive’s employment terminates at any time during the two-year period following completion of a change in control and it is a “qualifying termination” (which is termination by Constellation Energy without cause or resignation with good reason), each executive other than Mr. Brooks would become entitled to receive the following additional payments and benefits:

•      a lump-sum cash severance payment equal to three times the sum of (i) the executive’s then-current annual base salary or the executive’s annual base salary at the time of the change in control, whichever is higher, plus (ii) the executive’s average annual incentive bonus (calculated as the average of the executive’s two highest annual incentive bonus amounts in the past four years, measured from the date of the change in control or the date of termination of employment, whichever is higher);

•      a lump-sum cash payment in respect of enhanced supplemental retirement benefits under Constellation Energy’s Senior Executive Supplemental Plan, calculated as of the date of termination or change in control, whichever is greater, by (a) waiving any age and service eligibility requirements, (b) using a deemed average annual incentive bonus amount in lieu of any other annual incentive bonus amount, (c) adding three years of executive level service to the executive’s actual service, and (d) for the purposes of computing the present value of the benefit that otherwise would be paid to the executive at age 62, adding three years to the executive’s age; and

•      health and life insurance benefits for specified periods.

If the executive is subject to the excise tax under Section 4999 of the Internal Revenue Code, and is required to make a payment due to the application of this section, the executive will receive a gross up payment such that he or she is placed in the same after-tax position as if no excise tax had been imposed. In addition, Constellation Energy has the right to delay payments to comply with Section 409A of the Internal Revenue Code and the obligation to notify the executive if a payment would be subject to Section 409A, as well as to negotiate reasonably and in good faith to amend the terms of the arrangements between the executive and Constellation Energy to comply with Section 409A of the Internal Revenue Code. Constellation Energy has also agreed not to take actions (without the executive’s written consent) that would expose any benefits or payments to the executive to Section 409A of the Internal Revenue Code and to hold the executive harmless for any action Constellation Energy may take in violation of these obligations.

If Mr. Brooks’ employment terminates at any time during the two-year period following completion of a change in control and it is a “qualifying termination,” Mr. Brooks would become entitled to a lump-sum cash severance payment equal to the lesser of $5,000,000 and two times the sum of (i) his then-current annual base salary or his annual base salary at the time of completion of the merger, whichever is higher, plus (ii) his average annual incentive bonus (calculated as the average of the two highest annual incentive bonus amounts in the past five years, measured from the date of the change in control or the date of termination of employment, whichever is higher). In addition, the terms of the Change in Control Agreement with respect to any gross up payment pursuant to Section 4999 and to Section 409A of the Internal Revenue Code will apply as described above.

Under the terms of their Change in Control Agreements, the executives will receive a grant of “replacement” options to purchase a number of shares of Constellation Energy common stock equal to the number of shares subject to options that the executive holds and that are cancelled and cashed out upon completion of a change in control. The replacement options will be subject to the same terms and expiration dates as options that were cancelled, except that (a) the exercise price of the replacement options will be the higher of the exercise price of the cancelled options or the fair market value of the Constellation Energy common stock at the time the replacement options are granted and (b) the replacement options will have the same vesting terms that the cancelled options had prior to any vesting acceleration as a result of the change in control. The replacement options will automatically vest if, within two years following completion of a change in control, Constellation Energy terminates the executive’s employment without cause or the executive resigns for good reason.

In December 2005, Constellation Energy and Mr. Shattuck entered into a letter agreement relating to his employment by Constellation Energy following the completion of the merger with FPL Group (the “Letter Agreement”). The Letter Agreement has a three-year term and will be void if the merger is not completed. Under the terms of the Letter Agreement, Mr. Shattuck will remain as Chairman of the Board, have continuing executive management responsibilities and be nominated for re-election to the Board of Directors. Mr. Shattuck’s aggregate base salary and bonus will be $5,000,000 in 2007, and $2,500,000 in each of 2008 and 2009; provided that his aggregate base salary and bonus in any year will be no less than that of Constellation Energy’s Chief Executive Officer. Mr. Shattuck has waived his right to receive the lump-sum cash severance payment provided for in his Change in Control Agreement.  He will receive specified incentive opportunities and, as long as he continues as a director, specified perquisites.  He will also receive at the completion of the merger common stock restricted stock units with a fair market value calculated pursuant to the Letter Agreement, which, assuming the merger closes by December 31, 2006, will be approximately $13.5 million.  Mr. Shattuck will forfeit all of the restricted stock units if he voluntarily resigns without good reason or is terminated for cause within the first year following completion of the merger.  The restricted stock units will vest after a year (if he remains employed with Constellation Energy for that year), and they will vest earlier upon his death or disability or if his employment is terminated by Constellation Energy without cause or by him for good reason.  Mr. Shattuck will be entitled to receive payments and benefits under the Senior Executive Supplemental Plan upon any termination of his employment following the completion of the merger. The level of payments and benefits he receives under the plan will not be reduced by future changes in his compensation, and any actuarial reduction in his benefits will be based on his age at the time of termination of employment plus three years. In addition, any options granted after the completion of the merger will vest if Mr. Shattuck’s employment is terminated after the merger is completed under conditions specified in the Letter Agreement.  A copy of the Letter Agreement has been filed as Exhibit 10.1 to Constellation Energy’s Current Report on Form 8-K filed December 19, 2005.

Mr. Shattuck has advised Constellation Energy in writing that he intends to direct Constellation Energy to remit all of the after-tax cash payments he would receive upon the closing of the merger with FPL Group to a charitable foundation or other charitable organizations.

In July 2004, Ms. Smith entered into an employment agreement with Constellation Energy for an initial term of three years. Each July 1, beginning July 1, 2005, the agreement is extended automatically for an additional one year unless one party provides written notice to the other not to so extend. The term of the employment agreement has been extended until July 1, 2009. Under the terms of the agreement, Ms. Smith serves as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Constellation Energy at a minimum annual base salary of $500,000. During the term of the agreement, Ms. Smith’s annual incentive opportunity target will be 100% of annual base salary, with a minimum annual opportunity of 0% of annual base salary and a maximum annual opportunity of 300% of annual base salary, based on Constellation Energy and individual performance. The agreement also provides for an annual grant of a long-term incentive opportunity with a value at grant of $1,000,000 and an annual grant of service-based restricted stock with a value of $500,000 with three-year ratable vesting. In the event of termination of Ms. Smith’s employment by Constellation Energy without cause or Ms. Smith’s resignation from employment with Constellation Energy for good reason, Ms. Smith will receive (a) the portion of her annual base salary that has been earned but not yet paid, (b) a pro-rated annual incentive award paid at target, (c) a lump sum cash payment of $4,500,000, (d) accelerated vesting of non-performance-based equity awards, (e) payment of any performance-based equity award earned by Ms. Smith under a long-term incentive plan based on Constellation Energy’s performance when such awards are payable to other participants, (f) health and dental benefits under Constellation Energy’s employee plans or substantially equivalent benefits for the remainder of the then current term of the employment agreement or, if later, two years from the date of termination and (g) 60 days of outplacement services at a cost not to exceed $50,000. Ms. Smith is required to release Constellation Energy and its subsidiaries from legal claims as a condition to receiving the benefits.

Ms. Smith’s employment agreement supersedes any prior agreements between her and Constellation Energy except her Change in Control Agreement. In the event Ms. Smith is entitled to payments under both the employment agreement and the Change in Control Agreement, she will receive payments and benefits under the agreement most beneficial to her.

Directors’ Compensation

Constellation Energy does not pay directors who are also employees of Constellation Energy or its subsidiaries for their service as directors. In 2005, non-employee directors received the following compensation:

•      $50,000 annual retainer, a $10,000 annual retainer for the audit committee chairman and a $5,000 annual retainer for each other committee chairman,

•      common stock award with a value of approximately $50,000, which stock is subject to pro rata forfeiture if Constellation Energy board of directors service ceases during the year,

•      $1,250 fee for each regular or special Constellation Energy board of directors or Constellation Energy board of directors committee meeting attended, and

•      reasonable travel expenses to attend meetings.

Directors had the opportunity to elect to defer some or all of their retainers in deferred stock units or in a cash account, and to defer some or all of their fees in a cash account. Directors may also defer their common stock award in deferred stock units. Deferred stock units are bookkeeping entries that track the performance of Constellation Energy common stock and are not actual shares of stock. The bookkeeping entries reflect Constellation Energy common stock price changes, dividends, stock splits and other capital changes. At the end of their Constellation Energy board of directors service, directors receive cash based on the value of their deferred stock units.

Under Constellation Energy’s matching gifts program, Constellation Energy will match up to $10,000 per year in contributions that each director makes to tax-exempt organizations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Stock Ownership of Five Percent Beneficial Owners

As of March 31, 2006, to the knowledge of the Constellation Energy board of directors, the only person beneficially owning more than 5% of Constellation Energy voting securities was:

Name and address of beneficial owner	Title of class	Amount of beneficial ownership	Percent of class
Barclays Bank PLC(1) 54 Lombard Street London, England EC3P 3AH	Common Stock	13,610,383	7.6%

(1)   According to Schedules 13G dated January 31, 2006 and February 9, 2006, Barclays Bank PLC has disclosed that as of December 31, 2005, it, together with certain affiliated entities, directly or indirectly, had sole power to direct the vote of 12,218,738 shares and the sole power to direct the disposition of 13,610,383 shares.

Stock Ownership of Directors and Executive Officers

The following table shows as of March 31, 2006, the beneficial ownership of Constellation Energy common stock of each Constellation Energy director, the named executive officers of Constellation Energy shown in the 2005 Summary Compensation Table, and all Constellation Energy directors and executive officers as a group. If the individual participates in Constellation Energy’s long-term incentive plans, Shareholder Investment Plan or Employee Savings Plan, those shares are included. Each of the individuals listed in the table beneficially owned less than 1% of the outstanding shares of Constellation Energy common stock. All directors and executive officers as a group beneficially owned approximately 2.5% of the outstanding shares of Constellation Energy common stock. None of them beneficially owned shares of any other class of our or any of our subsidiaries’ equity securities. The address of each executive officer and director of Constellation is c/o Constellation Energy Group, Inc., 750 East Pratt Street, Baltimore, Maryland 21202.

Name	Beneficial Ownership (Shares of Common Stock)(1)		Deferred Stock Units(2)
Douglas L. Becker	3,350		7,704
James T. Brady	3,587		3,725
Frank P. Bramble, Sr.	3,180		4,114
Thomas V. Brooks	658,714	(3)	28,340
Edward A. Crooke	85,045		-0-
James R. Curtiss	3,589		10,832
Felix J. Dawson	119,227	(3)	9,293
Yves C. de Balmann	2,051		5,428
Freeman A. Hrabowski, III	3,662		9,231
Nancy Lampton	12,271	(4)	6,011
Robert J. Lawless	3,266		6,461
Lynn M. Martin	2,010		1,177
George E. Persky	112,748	(3)	9,293
Mayo A. Shattuck III	1,786,985	(3)(5)	53,108
E. Follin Smith	516,737	(3)	-0-
Michael D. Sullivan	9,742		4,271
All Directors and Executive Officers as a group (24 individuals)	4,611,515	(3)

(1)	Amounts included in the “Deferred Stock Units” column are not included in this column.
(2)

For non-employee directors, deferred stock units represent the deferral of retainers and restricted stock awards in deferred stock units, as further described in Directors’ Compensation. For executive officers, deferred stock units represent fully vested restricted stock units that provide for the issuance of shares of common stock to the executive officer five years after the grant date and are subject to restrictions on transfer until that time.

(3)

Includes the following shares that may be acquired upon exercise of stock options that are exercisable on or within 60 days after March 31, 2006: Mr. Brooks, 461,290 shares; Mr. Dawson, 19,900 shares; Mr. Persky, 14,900 shares; Mr. Shattuck, 1,255,151 shares; Ms. Smith, 348,660 shares; and all directors and executive officers as a group, 3,045,453 shares.

(4)	Includes 5,000 shares held by Hardscuffle, Inc. Ms. Lampton disclaims beneficial ownership of such securities.
(5)	Includes 10,000 shares held by a family foundation of which Mr. Shattuck serves as trustee.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information as of December 31, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in item (a)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	5,100	$47.66	2,688
Equity compensation plans not approved by security holders	2,072	$39.29	1,007
Total	7,172	$45.24	3,695

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

2002 Senior Management Long-Term Incentive Plan

The 2002 Senior Management Long-Term Incentive Plan was effective May 24, 2002. Grants under the plan may be made to employees who are officers of Constellation Energy or hold senior management level or key employee positions with Constellation Energy or its subsidiaries. Under the plan, the Board of Constellation Energy has authorized the issuance of up to 4,000,000 shares of Constellation Energy common stock in connection with the grant of stock options, performance and service-based restricted stock and restricted stock units, performance units, stock appreciation rights, dividend equivalents and other equity awards. Any shares covered by an award that is forfeited or canceled, expires or is settled in cash, including the settlement of tax withholding obligations using shares, will become available for issuance under the plan. Shares delivered under the plan may be authorized and unissued shares, shares held in treasury or shares purchased on the open market in accordance with the applicable securities laws. Restricted stock, restricted stock unit, and performance unit award payouts will be accelerated and stock options and stock appreciation rights gains will be paid in cash in the event of a change in control, as defined in the plan. The plan is administered by Constellation Energy’s Chief Executive Officer.

Management Long-Term Incentive Plan

The Management Long-Term Incentive Plan was effective February 1, 1998. Grants under the plan may be made to employees of Constellation Energy who hold a management level position and other employees of Constellation Energy and its subsidiaries as may be designated by Constellation Energy’s Chief Executive Officer. Under the plan, the Board of Constellation Energy has authorized the issuance of up to 3,000,000 shares of Constellation Energy common stock in connection with the grant of stock options, performance and service-based restricted stock and restricted stock units, performance units, stock appreciation rights and dividend equivalents. The number of shares available for issuance under the plan includes shares subject to awards that have lapsed or terminated. Shares delivered under the plan may be authorized and unissued shares, shares held in treasury or shares purchased on the open market in accordance with applicable securities laws. Restricted stock, restricted stock unit, and performance unit award payouts will be accelerated and stock options and stock appreciation rights will become fully exercisable in the event of a change in control, as defined by the plan. The plan is administered by Constellation Energy’s Chief Executive Officer.

Item 13. Certain Relationships and Related Transactions

James R. Curtiss, a director of Constellation Energy, is a partner in the law firm of Winston & Strawn. A subsidiary of Constellation Energy paid fees to this firm for legal services rendered in 2005, and expects to pay fees for legal services in 2006.

Item 14. Principal Accountant Fees and Services

Below is a breakdown of fees paid to PricewaterhouseCoopers LLP (PwC) in 2004 and 2005:

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2004	$7,752,473	$1,081,097	$72,977	$0
2005	$6,606,982	$567,707	$74,250	$0

The “Audit Fees” category includes approximately $3.9 million and $2.7 million for 2004 and 2005, respectively, of fees paid to PwC in connection with its performance of Sarbanes-Oxley Section 404 attestation procedures. The “Audit-Related Fees” category for 2004 includes approximately $0.8 million of advisory services with respect to preparing for Sarbanes-Oxley Act Section 404 attestation. The “Audit-Related Fees” category for 2004 and 2005 also includes fees paid in connection with other services related to our annual audit and interim reviews including statutory audits and, for 2005, services related to the merger with FPL Group. The “Tax Fees” category consists, for 2004 and 2005, of fees paid in connection with executive tax services.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee is responsible for the appointment, compensation, and oversight of the work of Constellation Energy’s independent registered public accounting firm. As part of this responsibility, the Audit Committee has adopted an Audit and Non-Audit Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent registered public accounting firm must be approved. All services to be provided by the independent registered public accounting firm as well as the related fees must be pre-approved by the Audit Committee and all such services and fees were pre-approved in 2004 and 2005. The Chairman of the Audit Committee has been delegated the authority to specifically pre-approve services, which pre-approval is subsequently reviewed with the Committee. In no event may pre-approval authority be delegated to Constellation Energy management. In the course of carrying out its responsibilities, the Audit Committee considers whether services proposed to be performed by the independent registered public accounting firm are consistent with the rules promulgated by the Securities and Exchange Commission on auditor independence. The Audit Committee also considers the independent registered public accounting firm’s familiarity with Constellation’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance Constellation Energy’s ability to manage or control risk or improve audit quality.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as a part of this Report:

Exhibit Number
10(ee)	Waiver and Release dated April 28, 2006 by Mayo A. Shattuck III.
31(e)	Certification of Chairman, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(f)	Certification of Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(e)

Certification of Chairman, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(f)

Certification of Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC. (REGISTRANT)

Date: May 1, 2006	By	/s/	E. Follin Smith
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Exhibit Number
10(ee)	Waiver and Release dated April 28, 2006 by Mayo A. Shattuck III.
31(e)	Certification of Chairman, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(f)	Certification of Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(e)

Certification of Chairman, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(f)

Certification of Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.