Form 10-Q
period 2006-06-30
CONSTELLATION ENERGY GROUP INC; BALTIMORE GAS & ELECTRIC CO
filed 2006-08-08
CIK 1004440, 9466

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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
(Check one):

        Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer /x/

Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes Yes ☐        No ☒

         Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

Common Stock, without par value 179,659,653 shares outstanding of
Constellation Energy Group, Inc. on July 31, 2006.

         Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$3,781.4	$2,871.7	$7,756.6	$5,587.6
Regulated electric revenues	498.7	465.1	1,002.7	956.6
Regulated gas revenues	141.8	141.7	560.1	506.3

Total revenues	4,421.9	3,478.5	9,319.4	7,050.5
Expenses
Fuel and purchased energy expenses	3,395.7	2,587.2	7,319.9	5,264.8
Operating expenses	582.0	465.6	1,103.0	923.9
Merger-related costs	7.1	—	9.0	—
Workforce reduction costs	—	—	2.2	—
Depreciation, depletion, and amortization	138.8	133.5	273.1	264.1
Accretion of asset retirement obligations	16.7	15.3	33.2	30.4
Taxes other than income taxes	72.9	67.1	147.8	135.6

Total expenses	4,213.2	3,268.7	8,888.2	6,618.8

Income from Operations	208.7	209.8	431.2	431.7
Other Income	13.6	14.1	27.8	27.0
Fixed Charges
Interest expense	79.3	74.8	156.3	154.5
Interest capitalized and allowance for borrowed funds used during construction	(3.8)	(2.5)	(6.6)	(5.4)
BGE preference stock dividends	3.3	3.3	6.6	6.6

Total fixed charges	78.8	75.6	156.3	155.7

Income from Continuing Operations Before Income Taxes	143.5	148.3	302.7	303.0
Income Tax Expense	50.4	30.5	96.6	66.6

Income from Continuing Operations	93.1	117.8	206.1	236.4
Income from discontinued operations, net of income taxes of $4.5, $0.5, and $7.8, respectively	—	3.9	0.9	6.0

Net Income	$93.1	$121.7	$207.0	$242.4

Earnings Applicable to Common Stock	$93.1	$121.7	$207.0	$242.4

Average Shares of Common Stock Outstanding—Basic	179.1	177.6	178.8	177.2
Average Shares of Common Stock Outstanding—Diluted	180.7	179.7	180.6	179.2
Earnings Per Common Share from Continuing Operations—Basic	$0.52	$0.67	$1.15	$1.34
Income from discontinued operations	—	0.02	0.01	0.03

Earnings Per Common Share—Basic	$0.52	$0.69	$1.16	$1.37

Earnings Per Common Share from Continuing Operations—Diluted	$0.52	$0.66	$1.14	$1.32
Income from discontinued operations	—	0.02	0.01	0.03

Earnings Per Common Share—Diluted	$0.52	$0.68	$1.15	$1.35

Dividends Declared Per Common Share	$0.3775	$0.335	$0.755	$0.670

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Net Income	$93.1	$121.7	$207.0	$242.4
Other comprehensive income (OCI)
Reclassification of net (gain) on sales of securities from OCI to net income, net of taxes	—	(0.1)	(0.3)	(0.1)
Reclassification of net loss (gain) on hedging instruments from OCI to net income, net of taxes	133.1	(60.5)	214.1	(98.2)
Net unrealized (loss) gain on hedging instruments, net of taxes	(294.0)	(132.3)	(1,049.0)	86.2
Net unrealized (loss) gain on securities, net of taxes	(8.5)	(2.3)	3.3	8.6
Net unrealized gain on foreign currency, net of taxes	1.1	0.4	1.1	0.3

Comprehensive (Loss) Income	$(75.2)	$(73.1)	$(623.8)	$239.2

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	June 30, 2006*	December 31, 2005

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$228.1	$813.0
Accounts receivable (net of allowance for uncollectibles of $53.9 and $47.4, respectively)	2,527.0	2,727.9
Fuel stocks	531.3	489.5
Materials and supplies	200.3	197.0
Mark-to-market energy assets	867.1	1,339.2
Risk management assets	282.6	1,244.3
Unamortized energy contract assets	46.0	55.6
Deferred income taxes	337.1	—
Other	544.1	555.3

Total current assets	5,563.6	7,421.8

Investments and Other Assets
Nuclear decommissioning trust funds	1,137.9	1,110.7
Investments in qualifying facilities and power projects	302.4	306.2
Regulatory assets (net)	103.7	154.3
Goodwill	151.8	147.1
Mark-to-market energy assets	766.5	1,089.3
Risk management assets	437.4	626.0
Unamortized energy contract assets	125.6	141.2
Other	340.7	410.6

Total investments and other assets	3,366.0	3,985.4

Property, Plant and Equipment
Nonregulated property, plant and equipment	8,832.2	8,580.8
Regulated property, plant and equipment	5,617.7	5,520.5
Nuclear fuel (net of amortization)	319.8	302.0
Accumulated depreciation	(4,485.2)	(4,336.6)

Net property, plant and equipment	10,284.5	10,066.7

Total Assets	$19,214.1	$21,473.9

* Unaudited

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	June 30, 2006*	December 31, 2005

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$155.0	$0.7
Current portion of long-term debt	1,344.0	491.3
Accounts payable and accrued liabilities	1,380.9	1,667.9
Customer deposits and collateral	245.4	458.9
Mark-to-market energy liabilities	732.7	1,348.7
Risk management liabilities	808.8	483.5
Unamortized energy contract liabilities	461.9	489.5
Deferred income taxes	—	151.4
Accrued expenses and other	575.8	780.4

Total current liabilities	5,704.5	5,872.3

Deferred Credits and Other Liabilities
Deferred income taxes	1,129.2	1,180.8
Asset retirement obligations	939.0	908.0
Mark-to-market energy liabilities	547.2	912.3
Risk management liabilities	926.9	1,035.5
Unamortized energy contract liabilities	1,111.1	1,118.7
Postretirement and postemployment benefits	389.0	382.6
Net pension liability	390.0	401.4
Deferred investment tax credits	60.6	64.1
Other	97.9	101.0

Total deferred credits and other liabilities	5,590.9	6,104.4

Long-term Debt
Long-term debt of Constellation Energy	3,029.2	3,049.1
Long-term debt of nonregulated businesses	382.4	357.5
First refunding mortgage bonds of BGE	342.8	342.8
Other long-term debt of BGE	836.5	861.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to BGE wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(6.0)	(8.0)
Current portion of long-term debt	(1,344.0)	(491.3)

Total long-term debt	3,498.6	4,369.3

Minority Interests	21.6	22.4
BGE Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholders' Equity
Common stock	2,672.9	2,620.8
Retained earnings	2,881.9	2,810.2
Accumulated other comprehensive loss	(1,346.3)	(515.5)

Total common shareholders' equity	4,208.5	4,915.5

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$19,214.1	$21,473.9

* Unaudited

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Six Months Ended June 30,	2006	2005

	(In millions)
Cash Flows From Operating Activities
Net income	$207.0	$242.4
Adjustments to reconcile to net cash (used in) provided by operating activities
(Gain) loss on sales of discontinued operations	(0.9)	2.2
Depreciation, depletion, and amortization	285.9	321.6
Accretion of asset retirement obligations	33.2	30.4
Deferred income taxes	(26.9)	8.5
Investment tax credit adjustments	(3.5)	(3.6)
Deferred fuel costs	17.8	12.8
Pension and postemployment benefits	(3.4)	(21.5)
Workforce reduction costs	2.2	—
Merger-related costs	9.0	—
Equity in earnings of affiliates less than dividends received	16.1	21.6
Proceeds from derivative power sales contracts classified as financing activities under SFAS No. 149	(44.1)	(22.8)
Changes in
Accounts receivable	38.2	(153.0)
Mark-to-market energy assets and liabilities	(181.7)	(40.9)
Risk management assets and liabilities	(2.0)	(59.0)
Materials, supplies, and fuel stocks	(188.2)	(85.2)
Other current assets	11.6	13.7
Accounts payable and accrued liabilities	(303.0)	169.7
Other current liabilities	(286.8)	40.6
Other	0.2	1.3

Net cash (used in) provided by operating activities	(419.3)	478.8

Cash Flows From Investing Activities
Investments in property, plant and equipment	(414.4)	(303.7)
Acquisitions, net of cash acquired	(126.2)	(237.9)
Investments in nuclear decommissioning trust fund securities	(180.8)	(186.4)
Proceeds from nuclear decommissioning trust fund securities	172.0	177.6
Sales of investments and other assets	43.1	1.1
Contract and portfolio acquisitions	(2.3)	—
Proceeds from sale of discontinued operations	—	217.6
Issuances of loans receivable	—	(82.8)
Other investments	8.3	(26.0)

Net cash used in investing activities	(500.3)	(440.5)

Cash Flows From Financing Activities
Net issuance of short-term borrowings	154.3	1.6
Proceeds from issuance of
Common Stock	40.8	45.2
Long-term debt	122.0	—
Repayment of long-term debt	(123.0)	(327.9)
Common stock dividends paid	(127.7)	(109.6)
Proceeds from contract and portfolio acquisitions contracts	221.3	381.5
Proceeds from derivative power sales contracts classified as financing activities under SFAS No. 149	44.1	22.8
Other	2.9	(33.6)

Net cash provided by (used in) financing activities	334.7	(20.0)

Net (Decrease) Increase in Cash and Cash Equivalents	(584.9)	18.3
Cash and Cash Equivalents at Beginning of Period	813.0	706.3

Cash and Cash Equivalents at End of Period	$228.1	$724.6

See Notes to Consolidated Financial Statements.
Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Revenues
Electric revenues	$498.7	$465.1	$1,002.7	$956.6
Gas revenues	143.6	145.2	563.8	511.0

Total revenues	642.3	610.3	1,566.5	1,467.6
Expenses
Operating expenses
Electricity purchased for resale	279.8	244.4	542.7	486.5
Gas purchased for resale	83.8	90.1	382.2	350.4
Operations and maintenance	120.3	112.0	240.3	219.8
Merger-related costs	1.9	—	2.5	—
Depreciation and amortization	57.2	58.4	114.9	118.0
Taxes other than income taxes	40.8	41.0	84.3	84.8

Total expenses	583.8	545.9	1,366.9	1,259.5

Income from Operations	58.5	64.4	199.6	208.1
Other Income	0.9	2.5	1.0	3.5
Fixed Charges
Interest expense	24.3	23.8	48.5	47.5
Allowance for borrowed funds used during construction	(0.5)	(0.6)	(0.9)	(1.0)

Total fixed charges	23.8	23.2	47.6	46.5

Income Before Income Taxes	35.6	43.7	153.0	165.1
Income Taxes	13.9	16.8	59.6	63.9

Net Income	21.7	26.9	93.4	101.2
Preference Stock Dividends	3.3	3.3	6.6	6.6

Earnings Applicable to Common Stock	$18.4	$23.6	$86.8	$94.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	June 30, 2006*	December 31, 2005

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$12.4	$15.1
Accounts receivable (net of allowance for uncollectibles of $14.6 and $13.0, respectively)	319.1	480.5
Investment in cash pool, affiliated company	238.5	—
Accounts receivable, affiliated companies	1.7	1.8
Fuel stocks	77.3	102.7
Materials and supplies	40.2	40.1
Prepaid taxes other than income taxes	0.2	45.7
Other	5.7	6.5

Total current assets	695.1	692.4

Investments and Other Assets
Regulatory assets (net)	103.7	154.3
Receivable, affiliated company	169.1	154.7
Other	121.4	144.0

Total investments and other assets	394.2	453.0

Utility Plant
Plant in service
Electric	3,969.7	3,891.1
Gas	1,129.9	1,116.7
Common	433.8	416.0

Total plant in service	5,533.4	5,423.8
Accumulated depreciation	(1,954.2)	(1,923.8)

Net plant in service	3,579.2	3,500.0
Construction work in progress	81.5	93.9
Plant held for future use	2.8	2.8

Net utility plant	3,663.5	3,596.7

Total Assets	$4,752.8	$4,742.1

* Unaudited

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	June 30, 2006*	December 31, 2005

	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$676.0	$469.6
Accounts payable and accrued liabilities	88.3	169.7
Accounts payable and accrued liabilities, affiliated companies	213.0	152.8
Borrowing from cash pool, affiliated company	—	3.2
Customer deposits	68.5	65.1
Accrued taxes	85.3	35.5
Accrued expenses and other	78.8	79.6

Total current liabilities	1,209.9	975.5

Deferred Credits and Other Liabilities
Deferred income taxes	594.0	608.9
Postretirement and postemployment benefits	277.5	277.7
Deferred investment tax credits	14.3	15.1
Other	15.5	19.0

Total deferred credits and other liabilities	901.3	920.7

Long-term Debt
First refunding mortgage bonds of BGE	342.8	342.8
Other long-term debt of BGE	836.5	861.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Long-term debt of nonregulated businesses	25.0	25.0
Unamortized discount and premium	(1.9)	(2.3)
Current portion of long-term debt	(676.0)	(469.6)

Total long-term debt	784.1	1,015.1

Minority Interest	18.0	18.3
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholder's Equity
Common stock	912.2	912.2
Retained earnings	736.6	709.6
Accumulated other comprehensive income	0.7	0.7

Total common shareholder's equity	1,649.5	1,622.5

Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$4,752.8	$4,742.1

* Unaudited

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Six Months Ended June 30,	2006	2005

	(In millions)
Cash Flows From Operating Activities
Net income	$93.4	$101.2
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	120.3	125.3
Deferred income taxes	(15.5)	(18.0)
Investment tax credit adjustments	(0.8)	(0.9)
Deferred fuel costs	17.8	12.8
Pension and postemployment benefits	(13.0)	(14.5)
Merger-related costs	2.5	—
Allowance for equity funds used during construction	(1.6)	(1.8)
Changes in
Accounts receivable	161.4	56.8
Receivables, affiliated companies	0.1	(1.4)
Materials, supplies, and fuel stocks	25.3	26.9
Other current assets	46.3	21.8
Accounts payable and accrued liabilities	(83.9)	(8.8)
Accounts payable and accrued liabilities, affiliated companies	60.2	81.6
Other current liabilities	52.4	(24.0)
Other	2.7	1.7

Net cash provided by operating activities	467.6	358.7

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(147.5)	(128.8)
Change in cash pool at parent	(241.7)	(189.4)
Other	10.3	(11.7)

Net cash used in investing activities	(378.9)	(329.9)

Cash Flows From Financing Activities
Distribution to parent	(59.8)	—
Repayment of long-term debt	(25.0)	(20.0)
Preference stock dividends paid	(6.6)	(6.6)

Net cash used in financing activities	(91.4)	(26.6)

Net (Decrease) Increase in Cash and Cash Equivalents	(2.7)	2.2
Cash and Cash Equivalents at Beginning of Period	15.1	8.2

Cash and Cash Equivalents at End of Period	$12.4	$10.4

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

Variable Interest Entities

We have a significant interest in the following variable interest entities (VIE) for which we are not the primary beneficiary:

VIE	Nature of Involvement	Date of Involvement

Power projects and fuel supply entities	Equity investment and guarantees	Prior to 2003
Power contract monetization entities	Power sale agreements, loans, and guarantees	March 2005
Oil & gas fields	Equity investment	May 2006

        We discuss the nature of our involvement with the power contract monetization VIEs in detail in Note 4 to our 2005 Annual Report on Form 10-K.

        The following is summary information available as of June 30, 2006 about the VIEs in which we have a significant interest, but are not the primary beneficiary:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$836.6	$272.6	$1,109.2
Total liabilities	655.3	82.9	738.2
Our ownership interest	—	55.2	55.2
Other ownership interests	181.3	134.5	315.8
Our maximum exposure to loss	71.9	77.2	149.1

        The maximum exposure to loss represents the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities. Our maximum exposure to loss as of June 30, 2006 consists of the following:

  •
  outstanding loans and letters of credit totaling $81.3 million,
  •
  the carrying amount of our investment totaling $55.1 million, and
  •
  debt and performance guarantees totaling $12.7 million.

        We assess the risk of a loss equal to our maximum exposure to be remote.

Merger-Related Costs

We continued to incur costs related to our pending merger with FPL Group, which totaled $7.1 million pre-tax for the quarter ended June 30, 2006 and $9.0 million pre-tax for the six months ended June 30, 2006. Through June 30, 2006, we have recognized a cumulative total of $26.0 million pre-tax of merger costs. We anticipate our total transaction and employee retention costs to be approximately $55 million. These costs exclude merger integration costs and incremental expense associated with our equity awards that provide for accelerated vesting and cash settlement in the event of a change in control. We discuss the details of our pending merger in Note 15 and our stock-based compensation plans in Note 14 of our 2005 Annual Report on Form 10-K.

Workforce Reduction Costs

In March 2006, we approved a restructuring of the workforce at our R.E. Ginna Nuclear Power Plant (Ginna). In connection with this restructuring, 32 employees were terminated. During the quarter ended March 31, 2006, we recognized costs of $2.2 million pre-tax related to recording a liability for severance and other benefits under our existing benefit programs.

        The following table summarizes the status of the involuntary severance liability at June 30, 2006:

(In millions)
Severance liability balance at March 31, 2006	$2.2
Amounts recorded as pension and postretirement liabilities	(0.3)

Net cash severance liability	1.9
Cash severance payments	(0.6)
Other	—

Severance liability balance at June 30, 2006	$1.3

        In July 2006, we announced a planned restructuring of the workforce at our Nine Mile Point nuclear facility. We expect to incur expenses of approximately $14 million pre-tax related to the elimination of 162 positions associated with this restructuring.

Discontinued Operations

In the fourth quarter of 2005, we completed the sale of Constellation Power International Investments, Ltd. We recognized an after-tax gain of $0.9 million for the six months ended June 30, 2006 due to the resolution of an outstanding contingency related to the sale. We discuss the details of the outstanding contingency in Note 2 of our 2005 Annual Report on Form 10-K.

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

        Our dilutive common stock equivalent shares consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Non-dilutive stock options	2.2	0.1	2.0	0.1
Dilutive common stock equivalent shares	1.6	2.1	1.8	2.0

Stock-Based Compensation

Under our long-term incentive plans, we granted stock options, performance-based units, performance and service-based restricted stock, and equity to officers, key employees, and members of the Board of Directors.

        We adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123 Revised (SFAS No. 123R), Share-Based Payment, on October 1, 2005, as described in more detail in Note 1 of our 2005 Annual Report on Form 10-K. Under SFAS No. 123R, we recognize compensation cost ratably or in tranches (depending if the award has cliff or graded vesting) over the period during which an employee is required to provide service in exchange for the award, which is typically a one to five-year period. We use a forfeiture assumption to estimate the number of awards that are expected to vest during the service period, and we ultimately true-up the estimated expense to the actual expense associated with vested awards. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model, and we re-measure the fair value of liability awards each reporting period.

        The following table illustrates the pro-forma effect on net income and earnings per share for all outstanding stock options and stock awards during the quarter and six months ended June 30, 2005, when the fair value provisions of SFAS No. 123R were not in effect. We do not capitalize any portion of our stock-based compensation.

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005

	(In millions, except per share amounts)
Net income, as reported	$121.7	$242.4
Add: Stock-based compensation expense determined under intrinsic value method and included in reported net income, net of related tax effects	5.5	10.0
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(7.8)	(14.4)

Pro-forma net income	$119.4	$238.0

Earnings per share:
Basic – as reported	$0.69	$1.37
Basic – pro forma	0.67	1.34
Diluted – as reported	0.68	1.35
Diluted – pro forma	0.66	1.33

Accretion of Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations, provides the accounting requirements for recognizing an estimated liability for legal obligations associated with the retirement of tangible long-lived assets. Financial Accounting Standards Board (FASB) Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, clarifies that obligations that are conditional upon a future event are subject to the provisions of SFAS No. 143.

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

        The change in our "Asset retirement obligations" liability during 2006 was as follows:

(In millions)
Liability at January 1, 2006	$908.0
Accretion expense	33.2
Liabilities incurred	0.2
Liabilities settled	—
Revisions to expected future cash flows	(2.4)
Other	—

Liability at June 30, 2006	$939.0

Acquisitions

Gas Properties

In the first quarter of 2006, we acquired working interests in gas and oil producing properties for approximately $100 million in cash. We purchased leases, producing wells, and related equipment. We have included the results of operations in our merchant energy business segment since the date of acquisition.

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

Information by Operating Segment

Our reportable operating segments are—Merchant Energy, Regulated Electric, and Regulated Gas:

  •
  Our merchant energy business is nonregulated and includes:
  —
  full requirements load-serving sales of energy, capacity, and ancillary services to utilities and commercial, industrial, and governmental customers,
  —
  structured transactions and risk management services for various customers (including hedging of output from generating facilities and fuel costs),
  —
  deployment of risk capital through portfolio management and trading activities,
  —
  gas retail energy products and services to commercial, industrial, and governmental customers,
  —
  fossil, nuclear, and interests in hydroelectric generating facilities and qualifying facilities, fuel processing facilities, and power projects in the United States,
  —
  products and services to upstream (exploration and production) and downstream (transportation and storage) wholesale natural gas customers,
  —
  coal sourcing services for the variable or fixed supply needs of North American and international power generators, and
  —
  generation operations and maintenance services.
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

	Reportable Segments
	Merchant Energy Business	Regulated Electric Business	Regulated Gas Business	Other Nonregulated Businesses	Eliminations	Consolidated

	(In millions)
For the three months ended June 30,
2006
Unaffiliated revenues	$3,718.5	$498.7	$141.8	$62.9	$—	$4,421.9
Intersegment revenues	232.5	—	1.8	—	(234.3)	—

Total revenues	3,951.0	498.7	143.6	62.9	(234.3)	4,421.9
Net income (loss)	71.7	19.9	(1.4)	2.9	—	93.1
2005
Unaffiliated revenues	$2,825.4	$465.1	$141.7	$46.3	$—	$3,478.5
Intersegment revenues	196.7	—	3.5	0.3	(200.5)	—

Total revenues	3,022.1	465.1	145.2	46.6	(200.5)	3,478.5
Income from discontinued operations	2.7	—	—	1.2	—	3.9
Net income (loss)	95.4	25.4	(1.7)	2.6	—	121.7
For the six months ended June 30,
2006
Unaffiliated revenues	$7,632.9	$1,002.7	$560.1	$123.7	$—	$9,319.4
Intersegment revenues	439.7	—	3.7	0.1	(443.5)	—

Total revenues	8,072.6	1,002.7	563.8	123.8	(443.5)	9,319.4
Income from discontinued operations	—	—	—	0.9	—	0.9
Net income	115.3	53.5	33.6	4.6	—	207.0
2005
Unaffiliated revenues	$5,493.0	$956.6	$506.3	$94.6	$—	$7,050.5
Intersegment revenues	422.2	—	4.7	0.5	(427.4)	—

Total revenues	5,915.2	956.6	511.0	95.1	(427.4)	7,050.5
Income from discontinued operations	3.1	—	—	2.9	—	6.0
Net income	144.3	68.9	25.9	3.3	—	242.4

Certain prior-period amounts have been reclassified to conform with the current period's presentation

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Components of net periodic pension benefit cost
Service cost	$12.9	$11.4	$24.6	$22.5
Interest cost	24.0	21.2	44.5	41.9
Expected return on plan assets	(26.2)	(25.6)	(48.5)	(49.5)
Amortization of unrecognized prior service cost	1.5	1.5	2.8	2.9
Recognized net actuarial loss	10.2	6.7	18.8	12.1
Amount capitalized as construction cost	(3.8)	(2.0)	(6.7)	(3.7)

Net periodic pension benefit cost (1)	$18.6	$13.2	$35.5	$26.2

(1)
Net periodic pension benefit cost excludes a reduction in termination benefits of $0.4 million in 2005. BGE's portion of our net periodic pension benefit cost was $10.1 million for the quarter ended June 30, 2006 and $5.4 million for the quarter ended June 30, 2005. BGE's portion of our net periodic pension benefit cost was $18.2 million for the six months ended June 30, 2006 and $10.5 million for the six months ended June 30, 2005.

        In July 2006, we were required to record a pre-tax settlement charge in our Consolidated Statements of Income of $3.7 million for one of our qualified plans under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. This charge reflects the recognition of the portion of deferred actuarial gains and losses associated with employees who elected to receive their pension benefit in the form of a lump-sum payment. In accordance with SFAS No. 88, a settlement charge must be recognized at the point in time when lump-sum payments exceed annual pension plan service and interest cost, which occurred in July 2006. We expect to record approximately $4 million of additional settlement charges during the remainder of 2006 as employees continue to receive lump-sum payments from this plan.

        We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$2.1	$1.9	$4.2	$3.7
Interest cost	6.6	6.1	12.8	11.8
Amortization of transition obligation	0.6	0.5	1.1	1.0
Amortization of unrecognized prior service cost	(1.0)	(0.9)	(1.9)	(1.7)
Recognized net actuarial loss	1.6	1.9	3.6	3.1
Amount capitalized as construction cost	(2.3)	(2.1)	(4.3)	(3.9)

Net periodic postretirement benefit cost (1)	$7.6	$7.4	$15.5	$14.0

(1)
BGE's portion of our net periodic postretirement benefit cost was $6.5 million for the quarter ended June 30, 2006 and $6.2 million for the quarter ended June 30, 2005. BGE's portion of our net periodic postretirement benefit costs was $12.8 million for the six months ended June 30, 2006 and $12.0 million for the six months ended June 30, 2005.

        Our non-qualified pension plans and our postretirement benefit programs are not funded; however, we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $3 million in pension benefit payments for our non-qualified pension plans and approximately $26 million for retiree health and life insurance benefit payments during 2006. We contributed $52 million to our qualified pension plans in March 2006, even though there was no IRS required minimum contribution in 2006.

Financing Activities

At June 30, 2006, we had $155.0 million of commercial paper outstanding, and at August 4, 2006 we had no commercial paper outstanding.

        Constellation Energy had committed bank lines of credit under four credit facilities of $3.6 billion at June 30, 2006. We discuss these facilities in more detail in Note 8 of our 2005 Annual Report on Form 10-K. These facilities can issue letters of credit up to $3.6 billion. Letters of credit issued under all of our facilities totaled $1.8 billion at June 30, 2006.

        In May 2006, we issued $122.0 million of tax-exempt variable rate notes to refinance tax-exempt pollution control loans. We used $75.0 million of the net proceeds to refinance a 6.00% pollution control revenue refunding loan in June 2006 and in July 2006 we used the remaining $47.0 million of proceeds to refinance a 5.55% pollution control revenue refunding loan. As discussed in Note 9 of our 2005 Annual Report on Form 10-K, at December 31, 2005, BGE remained contingently liable for an outstanding balance of $269.8 million of tax-exempt debt that was transferred to our merchant energy business. As a result of refinancing $122.0 million of this tax-exempt debt, BGE is only contingently liable for $147.8 million.

        Additionally, under our employee benefit plans and shareholder investment plans we issued $40.8 million of common stock during the six months ended June 30, 2006.

Income Taxes

Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate of 35% to book income before income taxes as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Income before income taxes (excluding BGE preference stock dividends)	$146.8	$151.6	$309.3	$309.6
Statutory federal income tax rate	35%	35%	35%	35%

Income taxes computed at statutory federal rate	51.4	53.1	108.3	108.4
(Decreases) increases in income taxes due to:
Synthetic fuel tax credits	(8.5)	(27.4)	(27.0)	(52.0)
State income taxes, net of federal tax benefit	6.4	6.2	14.1	13.2
Other	1.1	(1.4)	1.2	(3.0)

Total income taxes	$50.4	$30.5	$96.6	$66.6

Effective tax rate	34.3%	20.1%	31.2%	21.5%

        Synthetic fuel tax credits are net of our expectation of a 68% phase-out in 2006 based on forward market prices and volatilities at June 30, 2006. During the second quarter of 2006, we recorded a $7.5 million phase-out of tax credits associated with first quarter 2006 production, in order to increase the estimated phase-out percentage from 46% at March 31, 2006 to 68% at June 30, 2006.

        Based on forward market prices and volatilities as of July 28, 2006, we continue to estimate a 68% tax credit phase-out in 2006. The expected amount of synthetic fuel tax credits phased-out may change materially from period to period as a result of continued changes in oil prices.

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

        Our merchant energy business enters into various long-term contracts for the procurement and delivery of fuels to supply our generating plant requirements. In most cases, our contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. These contracts expire in various years between 2006 and 2017. In addition, our merchant energy business enters into long-term contracts for the capacity and transmission rights for the physical delivery of energy to meet our obligations to our customers. These contracts expire in various years between 2006 and 2019.

        Our merchant energy business also has committed to long-term service agreements and other purchase commitments for our plants.

        Our regulated electric business enters into various long-term contracts for the procurement of electricity. These contracts expire between 2007 and 2009. Our regulated gas business has gas transportation and storage contracts that expire between 2006 and 2028. As discussed in Note 1 of our 2005 Annual Report on Form 10-K, the costs under these contracts are fully recoverable by our regulated businesses.

        Our other nonregulated businesses have committed to gas purchases, as well as to contribute additional capital for construction programs and joint ventures in which they have an interest.

        We have also committed to long-term service agreements and other obligations related to our information technology systems.

        At June 30, 2006, the total amount of commitments was $7,542.8 million. These commitments are primarily related to our merchant energy business.

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

Guarantees

The terms of our guarantees are as follows:

	Expiration
	2006	2007- 2008	2009- 2010	Thereafter	Total

	(In millions)
Competitive supply	$4,100.3	$2,584.5	$243.9	$2,080.3	$9,009.0
Other	0.5	15.2	1.6	1,287.9	1,305.2

Total	$4,100.8	$2,599.7	$245.5	$3,368.2	$10,314.2

        At June 30, 2006, we had a total of $10,314.2 million in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of our subsidiaries as described below. These guarantees do not represent our incremental obligations, and we do not expect to fund the full amount under these guarantees.

  •
  Constellation Energy guaranteed $9,009.0 million on behalf of our subsidiaries for competitive supply activities. These guarantees are put into place in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. While the face amount of these guarantees is $9,009.0 million, our calculated fair value of obligations covered by these guarantees was $3,118.7 million at June 30, 2006. If the parent company was required to fund these subsidiary obligations, the total amount based on June 30, 2006 market prices would be $3,118.7 million. The recorded fair value of obligations in our Consolidated Balance Sheets for guarantees was $996.1 million at June 30, 2006.
  •
  Constellation Energy guaranteed $945.0 million primarily on behalf of our nuclear generating facilities mostly due to nuclear insurance and for credit support to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants.
  •
  Constellation Energy guaranteed $61.0 million on behalf of our other nonregulated businesses primarily for loans and performance bonds of which $25.0 million was recorded in our Consolidated Balance Sheets at June 30, 2006.

  •
  Our merchant energy business guaranteed $29.2 million for loans and other performance guarantees related to certain power projects in which we have an investment.
  •
  Our other nonregulated businesses guaranteed $6.7 million for performance bonds.
  •
  BGE guaranteed two-thirds of certain debt of Safe Harbor Water Power Corporation, an unconsolidated investment. At June 30, 2006, Safe Harbor Water Power Corporation had outstanding debt of $20.0 million. The maximum amount of BGE's guarantee is $13.3 million.
  •
  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Capital Trust II.

        The total fair value of the obligations for our guarantees recorded in our Consolidated Balance Sheets at June 30, 2006 was $1.0 billion and not the $10.3 billion of total guarantees. We assess the risk of loss from these guarantees to be minimal.

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

68th Street Dump

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the site. In March 2004, we and other potentially responsible parties formed the 68th Street Coalition and entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the EPA and 19 of the potentially responsible parties, including BGE, with respect to investigation of the site became effective. The settlement requires the potentially responsible parties, over the course of several years, to identify contamination at the site and recommend clean-up options. BGE is fully indemnified by a wholly-owned affiliate of Constellation Energy for costs related to this settlement, as well as any clean-up costs. The clean-up costs will not be known until the investigation is complete. However, those costs could have a material effect on our financial results.

Kane and Lombard

The EPA issued its ROD for the Kane and Lombard Drum site located in Baltimore, Maryland on September 30, 2003, which specified the clean-up plan for the site, consisting of enhanced reductive dechlorination, a soil management plan, and institutional controls. An EPA order requiring cleanup of the site by 18 parties, including Constellation Energy, is expected to become effective in August 2006. The EPA estimates that total clean-up costs will be approximately $7 million. Our share of site-related costs will be 11.1% of the total. We recorded a liability in our Consolidated Balance Sheets for our share of the clean-up costs that we believe is probable.

Spring Gardens

In December 1996, BGE signed a consent order with the Maryland Department of the Environment that requires it to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. The Spring Gardens site was once used to manufacture gas from coal and oil. Based on the remedial action plans, BGE estimates its probable clean-up costs will total $47 million. BGE has recorded these costs as a liability in its Consolidated Balance Sheets and has deferred these costs, net of accumulated amortization and amounts it recovered from insurance companies, as a regulatory asset. Based on the results of studies at this site, it is reasonably possible that additional costs could exceed the amount BGE has recognized by approximately $14 million. Through June 30, 2006, BGE has spent approximately $40 million for remediation at this site.

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

        Approximately 517 individuals who were never employees of BGE have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third-party claims brought by other defendants may also be filed against BGE in these actions. To date, most asbestos claims against us have been dismissed or resolved without any payment and a small minority have been resolved for amounts that were not material to our financial results. The remaining claims are currently pending in state courts in Maryland and Pennsylvania.

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

Revenue Sufficiency Guarantee Costs

In April 2006, the Federal Energy Regulatory Commission (FERC) issued an order requiring the Midwest Independent System Operator (MISO) to retroactively re-allocate revenue sufficiency guarantee costs (RSGs) for the period April 2005 to present based on the FERC's finding that MISO violated its tariff and incorrectly allocated RSGs among market participants. The re-allocation of RSGs would result in some participants recognizing additional expense and others receiving refunds.

        In May 2006, the MISO filed a motion with FERC seeking a stay of the FERC order. The motion was granted by FERC delaying the implementation of the original order until after the issuance of an order on rehearing. In May 2006, we and other market participants filed requests for rehearing with FERC. Although the details of how RSGs might be re-allocated by MISO are not fully known, our competitive supply operations transacted in the MISO market during the period under review and potentially could be retroactively charged an amount ranging from zero up to approximately $30 million. Due to uncertainties regarding the ultimate outcome of this order, we have not recorded a liability in our Consolidated Balance Sheet at June 30, 2006. We cannot predict the ultimate timing or outcome of FERC's order on rehearing.

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

        "Accumulated other comprehensive income" includes net unrealized pre-tax gains on interest rate cash-flow hedges totaling $13.9 million at June 30, 2006 and $15.4 million at December 31, 2005. We expect to reclassify $2.1 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive income" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

        During 2004, to optimize the mix of fixed and floating-rate debt, we entered into interest rate swaps qualifying as fair value hedges relating to $450.0 million of our fixed-rate debt maturing in 2012 and 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized pre-tax loss of $21.7 million at June 30, 2006 and an unrealized pre-tax loss of $0.9 million at December 31, 2005 and was recorded as an increase in our "Risk management liabilities" and a decrease in our "Long-term debt." We have not recognized any hedge ineffectiveness on these interest rate swaps.

Commodity Prices

At June 30, 2006 our merchant energy business had designated certain purchase and sale contracts as cash-flow hedges of forecasted transactions for the years 2006 through 2015 under SFAS No. 133.

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

        Our merchant energy business has net unrealized pre-tax losses of $1,860.0 million at June 30, 2006 and $517.1 million at December 31, 2005 on these hedges recorded in "Accumulated other comprehensive income."

We expect to reclassify $935.4 million of net pre-tax losses on cash-flow hedges from "Accumulated other comprehensive income" into earnings during the next twelve months based on the market prices at June 30, 2006. However, the actual amount reclassified into earnings could vary from the amounts recorded at June 30, 2006 due to future changes in market prices.

        We recognized into earnings a pre-tax gain of $10.8 million for the quarter ended June 30, 2006 and a pre-tax gain of $0.8 million for the quarter ended June 30, 2005 related to the ineffective portion of our hedges. We recognized into earnings a pre-tax gain of $5.6 million for the six months ended June 30, 2006 and a pre-tax gain of $12.4 million for the six months ended June 30, 2005 related to the ineffective portion of our hedges. In addition, during the six months ended June 30, 2006, we de-designated contracts previously designated as cash-flow hedges for which the forecasted transaction originally hedged is no longer probable and as a result we recognized a pre-tax loss of $10.5 million.

        Our merchant energy business also enters into natural gas storage contracts under which the gas in storage qualifies for fair value hedge accounting treatment under SFAS No. 133. We recognized a $2.6 million pre-tax net gain for the quarter ended June 30, 2006 and a pre-tax net loss of $0.1 million for the quarter ended June 30, 2005 due to hedge ineffectiveness. We recognized a $1.6 million pre-tax net gain for the six months ended June 30, 2006 and a pre-tax net gain of $0.5 million for the six months ended June 30, 2005 due to hedge ineffectiveness. We record changes in fair value of these hedges as a component of "Fuel and purchased energy expenses" in our Consolidated Statements of Income.

Accounting Standards Issued

FSP FIN 46R-6

In April 2006, the FASB issued Staff Position (FSP) FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R. FSP FIN 46R-6 provides that, in applying FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, the reporting enterprise should consider the design of the entity, the nature of the entity's risks, and the purpose for which the entity was created. FSP FIN 46R-6 must be applied prospectively to new or modified contracts beginning July 1, 2006. We do not expect the adoption of this FSP to have a material impact on our, or BGE's, financial results.

FIN 48

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for the recognition and measurement of an entity's uncertain tax positions through the use of a "more-likely-than-not" threshold. This threshold would be used to evaluate whether each tax position will be sustained upon examination by a taxing authority. FIN 48 must be applied to all tax positions beginning January 1, 2007. We are currently assessing the potential impact of FIN 48; however, the impact could be material to our, or BGE's, financial results.

Accounting Standards Adopted

FSP 115-1 and 124-1

In November 2005, FSP SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, was issued to replace the measurement and recognition criteria of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP 115-1 and 124-1 references existing guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 and 124-1 requires an other-than-temporary analysis to be completed each reporting period (i.e., every quarter) beginning after December 15, 2005. The adoption of this standard did not have a material impact on our, or BGE's, financial results.

Related Party Transactions—BGE

Income Statement

BGE provides standard offer service to those customers that do not choose an alternate electric supplier. Our wholesale marketing and risk management operation supplies a portion of BGE's standard offer service obligation to commercial and industrial customers and provided BGE the energy and capacity required to meet all of its residential standard offer service obligations through June 30, 2006. Beginning July 1, 2006, our wholesale marketing and risk management operation will supply a substantial portion of BGE's standard offer service obligation to residential customers through May 31, 2007, and a portion of BGE's standard offer service obligations from June 1, 2007 through May 31, 2009. Bidding to supply BGE's standard offer service to customers will occur from time to time through a competitive bidding process approved by the Maryland Public Service Commission.

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Purchased energy	$220.7	$185.4	$408.3	$398.5

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. We believe this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity.

        The following table presents the costs Constellation Energy charged to BGE in each period.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Charges to BGE	$30.1	$27.7	$61.7	$52.7

Balance Sheet

BGE participates in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. BGE had invested $238.5 million at June 30, 2006 and had borrowed $3.2 million at December 31, 2005 under this arrangement.

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
  •
  Strategy section,
  •
  Business Environment section, including how regulation, weather, and other factors affect our business, and
  •
  Critical Accounting Policies section.

        Critical accounting policies are the accounting policies that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective, or complex judgment. Our critical accounting policies include accounting for derivatives, evaluation of assets for impairment and other than temporary decline in value, and asset retirement obligations.

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters and six months ended June 30, 2006 and 2005. We analyze and explain the differences between periods in the specific line items of our Consolidated Statements of Income.

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

Business Environment

With the evolving regulatory environment surrounding customer choice, increasing competition, and the growth of our merchant energy business, various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 53 and in Item 1A. Risk Factors on page 52. We discuss our market risks in the Market Risk section beginning on page 48.

        In this section, we discuss in more detail events which have impacted our business during the six months ended June 30, 2006.

Regulation by the Maryland PSC

Electric Rates

As a result of the November 1999 Maryland Public Service Commission (Maryland PSC) order regarding the deregulation of electric generation in Maryland, BGE's residential electric base rates were frozen until July 2006. Subsequent orders of the Maryland PSC specified that BGE would procure the power to serve BGE residential customers beginning July 2006 via auctions to be conducted in late 2005 and early 2006. The procured power costs of these auctions resulted in an average residential customer bill increase of 72%. In a special session of the Maryland legislature, the legislature approved Senate Bill 1 which, among other things:

  •
  reconstitutes the Maryland PSC by dismissing all five of the current Maryland PSC commissioners effective June 30, 2006 and requiring that five new commissioners be selected by the Governor of Maryland from a list prepared by legislative leaders;

  •
  imposes rate stabilization measures that (i) cap rate increases by BGE for residential POLR service at 15% from July 1, 2006 to May 31, 2007, (ii) give residential POLR customers the option from June 1, 2007 until January 1, 2008 of paying a full market rate or choosing a short term rate stabilization plan in order to provide a smooth transition to market rates without adversely affecting the creditworthiness of BGE, and (iii) provide for full market rates for residential POLR service starting January 1, 2008;
  •
  allows BGE to recover deferred costs from its customers over a period not to exceed 10 years, on terms and conditions to be determined by the Maryland PSC, including through the issuance of rate stabilization bonds that securitize the deferred costs;
  •
  directs the Maryland PSC to conduct a comprehensive review of Maryland's deregulated electricity market, including the implications of requiring or allowing utilities to construct, acquire, or lease power generating facilities and alternative approaches to power procurement;
  •
  directs the Maryland PSC to investigate measures to mitigate the impact of residential rate increases on BGE customers, including by investigating the prior determination of and allowances for stranded costs that occurred when BGE transferred assets to its affiliates in 2000 and by requiring the Maryland PSC to provide funds to residential customers of BGE for mitigation of BGE's rate increases, including any adjustment in favor of BGE's customers to allowances for such stranded costs and any funds identified by the Maryland PSC as properly allocated to BGE and its residential customers as conditions to the Maryland PSC's approval of our merger with FPL Group, Inc. (FPL Group);
  •
  expands the authority of the Maryland PSC to review acquisitions, dispositions, and financings by public service companies operating in Maryland;
  •
  requires BGE to credit residential electric rates by approximately $39 million per year for 10 years, beginning January 1, 2007, through suspending the collection of the residential return component of the administrative charge for POLR service and a credit against funds collected from BGE rate payers for the nuclear decommissioning trust for our Calvert Cliffs Nuclear Power Plant, Inc. (Calvert Cliffs);
  •
  directs Maryland's taxing authority to consider whether property tax valuation methodologies applied to power plants located in Maryland should be revised in light of the values of those properties in a restructured electric industry; and
  •
  directs the Maryland PSC to conduct a full review of our merger with FPL Group pursuant to new standards and procedures and include certain conditions in any order approving the merger.

        Because the legislation requires substantial additional decisions and proceedings by the Maryland PSC and other governmental authorities to implement many of its provisions, we cannot predict the impact of the legislation on us, BGE, the energy market in Maryland, or the merger with FPL Group. The new legislation and its implementation through applicable regulatory proceedings could have a material adverse effect on our, or BGE's, business and financial results.

        In addition, certain current Maryland PSC commissioners have challenged in court the provision requiring appointment of a new group of commissioners, and one or more other parties may challenge the constitutionality of one or more of the other provisions of the new legislation. The Maryland Court of Appeals has enjoined the enforcement of the sections of the legislation that the commissioners have challenged pending further order from the court. The outcome of any challenges and the additional uncertainty that could result cannot be predicted.

Cost for Decommissioning

Under the November 1999 Maryland PSC order regarding the deregulation of electric generation, BGE ratepayers must pay a total of $520 million, in 1993 dollars adjusted for inflation, to fund the decommissioning of Calvert Cliffs through fixed annual collections. The fixed annual amount was set at approximately $18.7 million through June 30, 2006. On June 28, 2006, BGE received approval from the Maryland PSC to continue annual customer collections at $18.7 million through December 31, 2016. BGE will be required to submit a filing to determine the level of customer contributions after December 31, 2016.

        As discussed above, the new Maryland legislation requires BGE to credit residential electric customers the $18.7 million collected annually for 10 years beginning January 1, 2007.

Federal Regulation

Network Transmission Rates

In May 2005, the Federal Energy Regulatory Commission (FERC) issued an order accepting BGE's joint application to have network transmission rates established through a formula that tracks costs instead of through fixed rates. The formula approach became effective June 1, 2005, and the implementation of these rates did not have a material effect on our, or BGE's, financial results. The use of this formula approach was allowed by FERC to become effective subject to refund based on the outcome of a hearing before an administrative law judge. However, the various parties participating in this proceeding have arrived at a settlement resolving all issues, which was approved by FERC on April 19, 2006. The settlement did not have a material effect on our, or BGE's, financial results.

PJM Capacity Market Proposals

In April 2006, FERC issued an initial order approving PJM Interconnection's (PJM) proposal to restructure its capacity market. Such a restructuring would change how we are paid for generating plant capacity available to PJM. However, FERC found that certain elements of the proposal needed further development before FERC could issue a final order and encouraged the parties to the proceeding, including Constellation Energy, to continue to seek a negotiated resolution of the remaining issues. Subsequently, FERC directed that settlement discussions be conducted among the parties, which have since commenced and are ongoing. Currently, we cannot predict the outcome of any additional FERC proceedings on this matter or the settlement discussions, or the possible effect on our, or BGE's, financial results.

Revenue Sufficiency Guarantee

In April 2006, FERC issued an order requiring the Midwest Independent System Operator (MISO) to retroactively re-allocate revenue sufficiency guarantee costs (RSGs) for the period April 2005 to present. The re-allocation of RSGs would result in some participants recognizing additional expense and others receiving refunds. Implementation of the FERC order has been delayed pending rehearing. We discuss the potential impact of the order on our financial results in more detail in the Notes to Consolidated Financial Statements on page 21.

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

        Although we continue to evaluate our options, we believe that the environmental capital expenditure estimates provided in Item 1. Business—Environmental Matters section in our 2005 Annual Report on Form 10-K will be adequate to cover the first phase of emission reduction requirements of the HAA and the CPR. However, as discussed in our 2005 Annual Report on Form 10-K, our estimates of costs continue to be subject to significant uncertainties.

        For phase two implementation, we are currently assessing our various compliance alternatives, and although we cannot yet estimate the additional costs we may incur, such costs could be material.

New Source Review

In March 2006, the U.S. Court of Appeals for the District of Columbia annulled the equipment replacement rule adopted by the Environmental Protection Agency (EPA) in August 2003, which established a threshold for determining when major new source review requirements are triggered. We believe the court decision, which was anticipated, should have minimal effect on us as it maintains the existing rules for equipment replacement. However, we anticipate that the EPA will continue to examine the existing equipment replacement rules and may again propose new rules. In addition, the U.S. Supreme Court has agreed to hear a case, not involving us, relating to the new source review requirements. We cannot predict the timing or outcome of any future EPA regulatory action or the outcome of the U.S. Supreme Court proceeding, or their possible effect on our financial results.

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

Accounting Standards Issued and Adopted

We discuss recently issued and adopted accounting standards in the Accounting Standards Issued and Accounting Standards Adopted sections of the Notes to Consolidated Financial Statements on page 22.

Pending Merger with FPL Group, Inc.

On December 18, 2005, Constellation Energy entered into an Agreement and Plan of Merger with FPL Group. We discuss the details of this pending merger in Note 15 of our 2005 Annual Report on Form 10-K and legislation enacted by the Maryland General Assembly that may affect the merger in the Regulation by the Maryland PSC section beginning on page 24.

        Prior to the completion of the merger, which is subject to shareholder and various regulatory approvals, Constellation Energy and FPL Group will continue to operate as separate companies. The discussion and analysis of our results of operations and financial condition beginning on page 29 relates solely to Constellation Energy.

Events of 2006

Commodity Prices

During the six months ended June 30, 2006, we continued to experience significant changes in commodity prices. This volatile commodity price environment continues to impact our results of operations and financial condition, as discussed in more detail in the following sections:

  •
  Financial Condition beginning on page 44,
  •
  Mark-to-Market beginning on page 34,
  •
  Risk Management Assets and Liabilities on page 38,
  •
  Market Risk beginning on page 48, and
  •
  Notes to Consolidated Financial Statements on page 21.

Residential Electric Rates

We discuss the legislation enacted by the Maryland General Assembly in more detail in the Regulation by the Maryland PSC section beginning on page 24.

Gas-Fired Plants

In June 2006, we announced that we would evaluate the potential sale of the following natural gas-fired generating plants:

Facility	Capacity (MW)	Unit Type	Location

High Desert	830	Combined Cycle	California
Rio Nogales	800	Combined Cycle	Texas
Holland	665	Combined Cycle	Illinois
University Park	300	Peaking	Illinois
Big Sandy	300	Peaking	West Virginia
Wolf Hills	250	Peaking	Virginia

        As a result, we evaluated these generating plants for impairment as of June 30, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that the assets are not impaired. At the date of this report, no decision has been made to sell the plants. We cannot predict the potential impact of selling these natural gas-fired generating plants, which could result in a material gain or loss on sale.

Synthetic Fuel Facilities

Phase-Out of Tax Credits

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

        During the six months ended June 30, 2006, oil prices remained at historically high levels. Based on forward market prices and volatilities as of June 30, 2006, we estimate a 68% tax credit phase-out in 2006. As a result, the amount of tax credits recognized in the first half of 2006 reflects the estimated 68% tax credit phase-out.

        As a result of oil prices remaining at high levels, in July 2006, we decreased production at our South Carolina facility and production has been idled at four facilities in which we have a minority ownership interest.

        Based on forward market prices and volatilities as of July 28, 2006, we estimate a 68% tax credit phase-out in both 2006 and 2007. However, the ultimate amount of tax credits phased-out for 2006 and 2007, is subject to change based on the actual reference price and production levels for the entire year. In addition, our ability to claim synthetic fuel tax credits and the potential phase-out of these credits could be materially impacted by any future legislative changes to the Internal Revenue Code.

        We actively monitor and manage our exposure to synthetic fuel tax credit phase-out as part of our ongoing hedging activities. In addition, we are exploring various options related to our South Carolina facility, including the suspension or cessation of synthetic fuel production depending on our expectation of the level of tax credit phase-out.

Impairment Analysis

The increase in estimated synthetic fuel tax credit phase-out during the second quarter of 2006 indicated there is a potential that we may not be able to recover our investments in synthetic fuel facilities. As a result of this triggering event, we performed an impairment analysis of our investment in synthetic fuel facilities.

        At June 30, 2006, the book value of our investment in synthetic fuel facilities is approximately $20 million, substantially all of which is related to our South Carolina facility. We determined that an impairment had not occurred as the expected future undiscounted cash flows exceeded the book value of our investment at June 30, 2006.

        Based on forward market prices and volatilities at July 28, 2006, the projected phase-outs of tax credits, and management's expectations regarding likely production levels, the expected future undiscounted cash flows are not significantly greater than book value. We will continue to monitor the level of synthetic fuel tax credit phase-out and perform impairment analyses as new information becomes available. A future increase in synthetic fuel tax credit phase-out could result in an impairment.

Workforce Reduction Costs

During the quarter ended March 31, 2006, we incurred costs associated with a planned workforce restructuring at our R. E. Ginna Nuclear Power Plant (Ginna). In July 2006, we announced a planned workforce restructuring at our Nine Mile Point nuclear facility.

        In addition, unrelated to the workforce restructurings, in July 2006, we were required to record a pre-tax settlement charge in our Consolidated Statements of Income of $3.7 million for one of our qualified plans under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

        We discuss these restructurings in more detail in the Notes to Consolidated Financial Statements on page 12 and the settlement charge in the Notes to Consolidated Financial Statements on page 16.

Acquisition

During 2006, we acquired working interests in gas and oil producing fields. We discuss this acquisition in more detail in the Notes to Consolidated Financial Statements on page 13.

Initial Public Offering of Constellation Energy Partners LLC (formerly Constellation Energy Resources LLC)

In June 2006, Constellation Energy Partners LLC, (CEP) a wholly owned limited liability company formed by Constellation Energy, filed a registration statement on Form S-1 with the Securities and Exchange Commission related to the potential underwritten initial public offering of CEP's common units. CEP is principally engaged in the acquisition, development and exploitation of natural gas properties. CEP's existing property is located in the Robinson's Bend Field in the Black Warrior Basin of Alabama.

        Although the registration statement relating to the CEP common units has been filed with the Securities and Exchange Commission, it has not yet become effective. The common units may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. This quarterly report does not constitute an offer to sell or the solicitation of any offer to buy any securities of CEP, and there will not be any sale of any such securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state.

Results of Operations for the Quarter and Six Months Ended June 30, 2006 Compared with the Same Periods of 2005

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. We discuss changes in other income, fixed charges, and income taxes, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 43.

Overview

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions, after-tax)
Merchant energy	$71.7	$92.7	$115.3	$141.2
Regulated electric	19.9	25.4	53.5	68.9
Regulated gas	(1.4)	(1.7)	33.6	25.9
Other nonregulated	2.9	1.4	3.7	0.4

Income from Continuing Operations	93.1	117.8	206.1	236.4
Income from discontinued operations	—	3.9	0.9	6.0

Net Income	$93.1	$121.7	$207.0	$242.4

Other Items Included in Operations
Merger-related costs	$(6.0)	$—	$(7.5)	$—
Non-qualifying hedges	—	(3.5)	(9.7)	(11.7)
Workforce reduction costs	—	—	(1.3)	—

Total Other Items	$(6.0)	$(3.5)	$(18.5)	$(11.7)

Quarter Ended June 30, 2006

Our total net income for the quarter ended June 30, 2006 decreased $28.6 million, or $0.16 per share, compared to the same period of 2005 mostly because of the following:

  •
  We had lower earnings of $17.5 million after-tax at our synthetic fuel facilities mostly due to the estimated phase-out of tax credits as a result of the high price of oil. We discuss the phase-out of tax credits in more detail in the Events of 2006 section beginning on page 27.
  •
  We had lower earnings of approximately $9 million after-tax at our merchant energy business due to lower gross margin from the Mid-Atlantic Region. We discuss this decrease in gross margin in more detail in the Mid-Atlantic Region section on page 33.
  •
  We had lower earnings of $6.0 million after-tax, of which BGE recorded $1.6 million after-tax, due to incurring additional merger-related costs associated with our pending merger with FPL Group. We discuss these costs in more detail in the Notes to Consolidated Financial Statements on page 11.
  •
  We had lower earnings of $5.5 million after-tax from our regulated electric business primarily due to higher operations and maintenance expenses.
  •
  We had lower income from discontinued operations of $3.9 million.

        These decreases were partially offset by the following:

  •
  We had higher earnings of approximately $36 million after-tax due to favorable mark-to-market results, including trading activities, at our wholesale competitive supply operation. We also had higher wholesale accrual gross margin of approximately $22 million after-tax. These increases were partially offset by lower earnings of approximately $51 million after-tax due to higher operating expenses mostly because of higher labor and benefit costs due to the growth of this operation. We discuss our mark-to-market and accrual results in more detail in the Competitive Supply—Wholesale section beginning on page 34.
  •
  We had higher earnings of $6.2 million after-tax at our retail competitive supply operation primarily due to an increase in gross margin. We discuss our retail gross margin in more detail in the Competitive Supply—Retail section on page 33.

Six Months Ended June 30, 2006

Our total net income for the six months ended June 30, 2006 decreased $35.4 million, or $0.20 per share, compared to the same period of 2005 mostly because of the following:

  •
  We had lower earnings of approximately $59 million after-tax at our merchant energy business due to lower gross margin from the Mid-Atlantic Region. We discuss this decrease in gross margin in more detail in the Mid-Atlantic Region section on page 33.

  •
  We had lower earnings of $25.6 million after-tax at our synthetic fuel facilities mostly due to the expected phase-out of tax credits as a result of the high price of oil. We discuss the phase-out of tax credits in more detail in the Events of 2006 section beginning on page 27.
  •
  We had lower earnings of $15.4 million after-tax from our regulated electric business primarily due to higher operations and maintenance expenses and lower revenues less electricity purchased for resale expenses.
  •
  We had lower earnings of $8.8 million after-tax due to incurring additional merger-related costs associated with our pending merger with FPL Group and workforce reduction costs associated with a restructuring at our Ginna facility. We discuss these costs in more detail in the Notes to Consolidated Financial Statements beginning on page 11.
  •
  We had lower income from discontinued operations of $5.1 million.

        These decreases were partially offset by the following:

  •
  We had higher earnings of approximately $81 million after-tax due to favorable mark-to-market results, including trading activities, at our wholesale competitive supply operation. We also had higher wholesale accrual gross margin of approximately $58 million after-tax. These increases were partially offset by lower earnings of approximately $68 million after-tax due to higher operating expenses mostly because of higher labor and benefit costs due to the growth of this operation. We discuss our mark-to-market and accrual results in more detail in the Competitive Supply—Wholesale section beginning on page 34.
  •
  We had higher earnings of $7.7 million after-tax from our regulated gas business primarily due to the favorable impact of the increase in gas base rates that was approved in December 2005. We discuss the gas base rate increase in more detail in the Regulated Gas Business section on page 42.

        In the following sections, we discuss our net income by business segment in greater detail.

Merchant Energy Business

Background

Our merchant energy business is a competitive provider of energy solutions for various customers. We discuss the impact of deregulation on our merchant energy business in Item 1. Business—Competition section of our 2005 Annual Report on Form 10-K.

        Our merchant energy business focuses on delivery of physical, customer-oriented products to producers and consumers, manages the risk and optimizes the value of our owned generation assets, and uses our portfolio management and trading capabilities both to manage risk and to deploy risk capital to generate additional returns. We continue to identify and pursue opportunities which can generate additional returns, through portfolio management and trading activities, within our business due to the significant growth in scale of our competitive supply operations.

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

        Mark-to-market accounting requires us to make estimates and assumptions using judgment in determining the fair value of certain contracts and in recording revenues from those contracts. We discuss the effects of mark-to-market accounting on our results in the Competitive Supply—Mark-to-Market section beginning on page 34.

        Our wholesale marketing and risk management operation actively transacts in energy and energy-related commodities in order to manage our portfolio of energy purchases and sales to customers through structured transactions. As part of these activities we trade energy and energy-related commodities and deploy risk capital in the management of our portfolio in order to earn additional returns. These activities are managed through daily value at risk and stop loss limits and liquidity guidelines, and may have a material impact on our financial results. We discuss the impact of our trading activities and value at risk in more detail in the Competitive Supply—Mark-to-Market section beginning on page 34 and the Market Risk section beginning on page 48.

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Revenues	$3,951.0	$3,022.1	$8,072.6	$5,915.2
Fuel and purchased energy expenses	(3,258.2)	(2,445.7)	(6,807.3)	(4,828.6)
Operating expenses	(423.0)	(328.5)	(798.6)	(658.4)
Merger-related costs	(5.0)	—	(6.3)	—
Workforce reduction costs	—	—	(2.2)	—
Depreciation, depletion, and amortization	(72.1)	(65.4)	(140.3)	(128.3)
Accretion of asset retirement obligations	(16.7)	(15.3)	(33.2)	(30.4)
Taxes other than income taxes	(31.5)	(25.5)	(62.3)	(50.0)

Income from Operations	$144.5	$141.7	$222.4	$219.5

Income from Continuing Operations (after-tax)	$71.7	$92.7	$115.3	$141.2
Income from discontinued operations (after-tax)	—	2.7	—	3.1

Net Income	$71.7	$95.4	$115.3	$144.3

Other Items Included in Operations (after-tax)
Merger-related costs	$(4.2)	$—	$(5.2)	$—
Non-qualifying hedges	—	(3.5)	(9.7)	(11.7)
Workforce reduction costs	—	—	(1.3)	—

Total Other Items	$(4.2)	$(3.5)	$(16.2)	$(11.7)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Revenues and Fuel and Purchased Energy Expenses

Our merchant energy business manages the revenues we realize from the sale of energy to our customers and our costs of procuring fuel and energy. As previously discussed, our merchant energy business uses either accrual or mark-to-market accounting to record our revenues and expenses. Mark-to-market results reflect the net impact of amounts recorded in either revenues or fuel and purchased energy expenses to recognize changes in fair value of derivative contracts subject to mark-to-market accounting during the reporting period.

        The difference between revenues and fuel and purchased energy expenses, including all direct expenses, is the gross margin of our merchant energy business, and this measure is a useful tool for assessing the profitability of our merchant energy business. Accordingly, we believe it is appropriate to discuss the operating results of our merchant energy business by analyzing the changes in gross margin between periods. In managing our portfolio, we may terminate, restructure, or acquire contracts. Such transactions are within the normal course of managing our portfolio and may materially impact the timing of our recognition of revenues, fuel and purchased energy expenses, and cash flows.

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

  •
  Mid-Atlantic Region—our fossil, nuclear, and hydroelectric generating facilities and load-serving activities in the PJM region. This also includes active portfolio management of the generating assets and other physical and financial contractual arrangements, as well as other PJM competitive supply activities. In addition, due to the expiration of its power purchase agreement, beginning in June 2006, the results of our University Park generating facility are included with the Mid-Atlantic Region. University Park was previously included in Plants with Power Purchase Agreements.
  •
  Plants with Power Purchase Agreements—our generating facilities outside the Mid-Atlantic Region with long-term power purchase agreements, including the Nine Mile Point, Ginna, and High Desert facilities.

  •
  Wholesale Competitive Supply—our marketing and risk management operation that provides energy products and services (including portfolio management and trading activities) primarily to distribution utilities, power generators, and other wholesale customers. We also provide global coal and upstream and downstream natural gas services.
  •
  Retail Competitive Supply—our operation that provides electric and gas energy products and services to commercial, industrial, and governmental customers.
  •
  Other—our investments in qualifying facilities and domestic power projects and our generation operations and maintenance services.

        We provide a summary of our revenues, fuel and purchased energy expenses, and gross margin as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005

	(Dollar amounts in millions)
Revenues:
Mid-Atlantic Region	$651.6		$495.4		$1,117.0		$990.2
Plants with Power Purchase Agreements	194.0		191.9		384.7		384.4
Competitive Supply
Retail	1,845.9		1,403.0		3,870.1		2,723.5
Wholesale	1,249.9		929.1		2,670.4		1,797.6
Other	9.6		2.7		30.4		19.5

Total	$3,951.0		$3,022.1		$8,072.6		$5,915.2

Fuel and purchased energy expenses:
Mid-Atlantic Region	$(398.9)		$(227.8)		$(765.0)		$(541.2)
Plants with Power Purchase Agreements	(18.6)		(18.6)		(35.4)		(33.9)
Competitive Supply
Retail	(1,751.8)		(1,335.4)		(3,702.7)		(2,592.9)
Wholesale	(1,088.9)		(863.9)		(2,304.2)		(1,660.6)
Other	—		—		—		—

Total	$(3,258.2)		$(2,445.7)		$(6,807.3)		$(4,828.6)

Gross Margin:		% of Total		% of Total		% of Total		% of Total
Mid-Atlantic Region	$252.7	36%	$267.6	46%	$352.0	28%	$449.0	41%
Plants with Power Purchase Agreements	175.4	25	173.3	30	349.3	28	350.5	32
Competitive Supply
Retail	94.1	14	67.6	12	167.4	13	130.6	12
Wholesale	161.0	23	65.2	11	366.2	29	137.0	13
Other	9.6	2	2.7	1	30.4	2	19.5	2

Total	$692.8	100%	$576.4	100%	$1,265.3	100%	$1,086.6	100%

Mid-Atlantic Region

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Revenues	$651.6	$495.4	$1,117.0	$990.2
Fuel and purchased energy expenses	(398.9)	(227.8)	(765.0)	(541.2)

Gross margin	$252.7	$267.6	$352.0	$449.0

The decrease of $14.9 million in gross margin during the quarter ended June 30, 2006 compared to the same period of 2005 is primarily due to:

  •
  lower generation at Calvert Cliffs, which resulted in lower gross margin of approximately $10 million, mostly because of a longer planned refueling outage that included replacement of the reactor vessel head, and
  •
  lower competitive transition charge (CTC) revenues of approximately $9 million due to commercial and industrial customers that completed their obligation in July 2005 and the continued decline in the CTC rate. We discuss our CTC revenues over time in more detail in our 2005 Annual Report on Form 10-K.

        These decreases in gross margin were partially offset by favorable portfolio management and new contracts that began during the second quarter of 2006, which more than offset the negative impact of continuing to serve fixed-price obligations to BGE as variable costs, including emissions and coal costs, continued to increase.

        The decrease of $97.0 million in gross margin during the six months ended June 30, 2006 compared to the same period of 2005 is primarily due to:

  •
  lower gross margin of approximately $50 million mostly because of a higher level of variable costs, including higher emissions and coal costs, associated with serving fixed-price obligations to BGE, partially offset by favorable portfolio management and new contracts that began during the second quarter of 2006,
  •
  lower generation at Calvert Cliffs, which resulted in lower gross margin of approximately $27 million, mostly because of a longer planned refueling outage that included replacement of the reactor vessel head, and
  •
  lower CTC revenues of approximately $21 million due to commercial and industrial customers that completed their obligation in July 2005 and the continued decline in the CTC rate.

Plants with Power Purchase Agreements

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Revenues	$194.0	$191.9	$384.7	$384.4
Fuel and purchased energy expenses	(18.6)	(18.6)	(35.4)	(33.9)

Gross margin	$175.4	$173.3	$349.3	$350.5

Gross margin from our Plants with Power Purchase Agreements was about the same for the quarter and six months ended June 30, 2006 compared to the same periods of 2005.

Competitive Supply

Retail

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Accrual revenues	$1,843.1	$1,405.1	$3,859.9	$2,726.7
Fuel and purchased energy expenses	(1,749.5)	(1,335.4)	(3,683.5)	(2,592.9)

Retail accrual activities	93.6	69.7	176.4	133.8
Mark-to-market activities	0.5	(2.1)	(9.0)	(3.2)

Gross margin	$94.1	$67.6	$167.4	$130.6

The increase in gross margin from our retail competitive supply activities during the quarter ended June 30, 2006 compared to the same period of 2005 is primarily due to an increase in customers and higher realized margins. We served 1.6 million megawatt hours more of electricity and 15.9 billion cubic feet more of natural gas to retail customers during the quarter ended June 30, 2006 compared to the same period of 2005.

        The increase in gross margin from our retail competitive supply activities during the six months ended June 30, 2006 compared to the same period of 2005 is primarily due to an increase in customers and higher realized contract margins. We served 3.8 million megawatt hours more of electricity and 25.3 billion cubic feet more of natural gas to retail customers during the six months ended June 30, 2006 compared to the same period of 2005. These increases in gross margin were partially offset by higher losses on mark-to-market contracts mostly due to a higher number of contracts subject to mark-to-market accounting during the six months ended June 30, 2006 compared to the same period of 2005.

Wholesale

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Accrual revenues	$1,144.5	$882.6	$2,467.7	$1,728.6
Fuel and purchased energy expenses	(1,088.9)	(863.9)	(2,304.2)	(1,660.6)

Wholesale accrual activities	55.6	18.7	163.5	68.0
Mark-to-market revenues	105.4	46.5	202.7	69.0

Gross margin	$161.0	$65.2	$366.2	$137.0

We analyze our wholesale accrual and mark-to-market competitive supply activities separately below.

Wholesale Accrual

Our wholesale marketing and risk management operation had $36.9 million of higher gross margin from accrual activities during the quarter ended June 30, 2006 compared to the same period of 2005 due to:

  •
  approximately $18 million increase in gross margin primarily due to a higher gross margin of $26 million related to new contracts entered into during 2006 and higher realized gross margin associated with existing contracts, partially offset by a decrease of approximately $8 million due to the expiration of certain favorable contracts, and
  •
  approximately $23 million related primarily to the growth in our coal and natural gas activities.

        Our wholesale marketing and risk management operation had $95.5 million of higher gross margin from accrual activities during the six months ended June 30, 2006 compared to the same period of 2005 due to:

  •
  approximately $45 million primarily due to new contracts entered into during 2006 and higher realized gross margin associated with existing contracts. This increase in gross margin was partially offset by the absence of the favorable impact related to the monetization of a power purchase agreement during the first quarter of 2005, and
  •
  approximately $50 million related primarily to the growth in our coal and natural gas activities.

Mark-to-Market

Mark-to-market results include net gains and losses from origination, trading, and risk management activities for which we use the mark-to-market method of accounting. We discuss these activities and the mark-to-market method of accounting in more detail in the Critical Accounting Policies section of our 2005 Annual Report on Form 10-K.

        As a result of the nature of our operations and the use of mark-to-market accounting for certain activities, mark-to-market earnings will fluctuate. We cannot predict these fluctuations, but the impact on our earnings could be material. We discuss our market risk in more detail in the Market Risk section beginning on page 48. The primary factors that cause fluctuations in our mark-to-market results are:

  •
  the number, size, and profitability of new transactions, including termination or restructuring of existing contracts,
  •
  the number and size of our open derivative positions, and
  •
  changes in the level and volatility of forward commodity prices and interest rates.

        Mark-to-market results were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Unrealized mark-to-market results
Origination gains	$2.7	$7.7	$6.0	$9.6

Risk management and trading—mark- to-market
Unrealized changes in fair value	103.2	36.7	187.7	56.2
Changes in valuation techniques	—	—	—	—
Reclassification of settled contracts to realized	(104.8)	(73.6)	(228.9)	(61.8)

Total risk management and trading — mark-to-market	(1.6)	(36.9)	(41.2)	(5.6)

Total unrealized mark-to- market*	1.1	(29.2)	(35.2)	4.0
Realized mark-to-market	104.8	73.6	228.9	61.8

Total mark-to-market results	$105.9	$44.4	$193.7	$65.8

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

        Risk management and trading—mark-to-market represents both realized and unrealized gains and losses from changes in the value of our portfolio, including the recognition of gains associated with decreases in the close-out adjustment when we are able to obtain sufficient market price information. We discuss the changes in mark-to-market results below. We show the relationship between our mark-to-market results and the change in our net mark-to-market energy asset later in this section.

        The increase in mark-to-market results for the quarter and six-months ended June 30, 2006, reflects our continued deployment of risk capital in order to take advantage of existing market conditions which generated significant returns and captured additional value within our trading portfolio. Additionally, our mark-to-market results included higher gains on transactions that are not trading positions. These positions are economic hedges of accrual transactions. These economic hedges receive mark-to-market accounting treatment as they are derivative contracts that are not designated for either cash-flow hedge or accrual accounting.

        Mark-to-market results increased $61.5 million during the quarter ended June 30, 2006 compared to the same period of 2005 because of an increase in unrealized changes in fair value. Unrealized changes in fair value increased $66.5 million primarily due to a higher level of risk management and trading—mark-to-market activities mostly due to a higher level of open power positions that resulted in increased gains of $70.9 million, which was partially offset by the absence of a $4.4 million favorable impact related to changes in the close-out adjustment during the quarter ended June 30, 2006 compared to the same period of 2005.

        Mark-to-market results increased $127.9 million during the six months ended June 30, 2006 compared to the same period of 2005 because of an increase in unrealized changes in fair value. Unrealized changes in fair value increased $131.5 million primarily due to a higher level of risk management and trading—mark-to-market activities mostly due to a higher level of open power positions that resulted in increased gains of $159.2 million, which was partially offset by the absence of a $27.7 million favorable impact related to changes in the close-out adjustment during the six months ended June 30, 2006 compared to the same period of 2005.

        The close-out adjustments are determined by the change in open positions, new transactions where we did not have observable market price information, and existing transactions where we have now observed sufficient market price information and/or we realized cash flows since the transactions' inception. We discuss the close-out adjustment in more detail in the Critical Accounting Policies section of our 2005 Annual Report on Form 10-K.

Mark-to-Market Energy Assets and Liabilities

Our mark-to-market energy assets and liabilities are comprised of derivative contracts subject to mark-to-market accounting and consisted of the following:

	June 30, 2006	December 31, 2005

	(In millions)
Current Assets	$867.1	$1,339.2
Noncurrent Assets	766.5	1,089.3

Total Assets	1,633.6	2,428.5

Current Liabilities	732.7	1,348.7
Noncurrent Liabilities	547.2	912.3

Total Liabilities	1,279.9	2,261.0

Net mark-to-market energy asset	$353.7	$167.5

        The following are the primary sources of the change in the net mark-to-market energy asset during the quarter and six months ended June 30, 2006:

	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006

	(In millions)
Fair value beginning of period		$359.6		$167.5
Changes in fair value recorded in earnings
Origination gains	$2.7		$6.0
Unrealized changes in fair value	103.2		187.7
Changes in valuation techniques	—		—
Reclassification of settled contracts to realized	(104.8)		(228.9)

Total changes in fair value recorded as revenues		1.1		(35.2)
Changes in value of exchange-listed futures and options		(8.8)		131.9
Net change in premiums on options		4.4		89.1
Contracts acquired		—		—
Other changes in fair value		(2.6)		0.4

Fair value at end of period		$353.7		$353.7

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
  •
  Changes in valuation techniques represent improvements in estimation techniques, including modeling and other statistical enhancements used to value our portfolio to more accurately reflect the fair value of our contracts.
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
  •
  Contracts acquired represents the initial fair value of acquired derivative contracts recorded in "Mark-to-market energy assets and liabilities."

        The settlement terms of the net mark-to-market energy asset and sources of fair value as of June 30, 2006 are as follows:

	Settlement Term

	2006	2007	2008	2009	2010	2011	Thereafter	Fair Value

	(In millions)
Prices provided by external sources (1)	$106.7	$12.9	$210.8	$21.5	$30.4	$—	$—	$382.3
Prices based on models	(6.0)	(8.2)	6.5	(13.1)	(8.3)	1.0	(0.5)	(28.6)

Total net mark-to-market energy asset	$100.7	$4.7	$217.3	$8.4	$22.1	$1.0	$(0.5)	$353.7

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

        The amounts for which fair value is determined using prices provided by external sources represent the portion of forward, swap, and option contracts for which price quotations are available through brokers or over-the-counter transactions. The term for which such price information is available varies by commodity, region, and product. The fair values included in this category are the following portions of our contracts:

  •
  forward and swap purchases and sales of electricity during peak and off-peak hours for delivery terms primarily through 2008, but up to 2010, depending upon the region,
  •
  options for the purchase and sale of electricity during peak hours for delivery terms through 2008, depending upon the region,
  •
  forward purchases and sales of electric capacity for delivery terms primarily through 2007, but up to 2008, depending upon the region,
  •
  forward and swap purchases and sales of natural gas, coal, and oil for delivery terms primarily through 2009, and
  •
  options for the purchase and sale of natural gas, coal, and oil for delivery terms through 2008.

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

        The fair values in the table represent expected future cash flows based on the level of forward prices and volatility factors as of June 30, 2006 and could change significantly as a result of future changes in these factors. Additionally, because the depth and liquidity of the power markets varies substantially between regions and time periods, the prices used to determine fair value could be affected significantly by the volume of transactions executed.

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

Risk Management Assets and Liabilities

We record derivatives that qualify for designation as hedges under SFAS No. 133 in "Risk management assets and liabilities" in our Consolidated Balance Sheets. Our risk management assets and liabilities consisted of the following:

	June 30, 2006	December 31, 2005

	(In millions)
Current Assets	$282.6	$1,244.3
Noncurrent Assets	437.4	626.0

Total Assets	720.0	1,870.3

Current Liabilities	808.8	483.5
Noncurrent Liabilities	926.9	1,035.5

Total Liabilities	1,735.7	1,519.0

Net risk management (liability) asset	$(1,015.7)	$351.3

        The decrease in our net risk management asset since December 31, 2005 of $1,367.0 million was due primarily to decreases in power prices that reduced the fair value of our short-term cash-flow hedge positions and the settlement of cash-flow hedges during the six months ended June 30, 2006. A decrease in the fair value of our cash-flow hedges indicates an increase in value of the accrual positions to which these hedges are related.

Other

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Revenues	$9.6	$2.7	$30.4	$19.5

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

        We discuss certain risks and uncertainties in more detail in the Forward Looking Statements section on page 53 and in Item 1A. Risk Factors section on page 52. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired under the provisions of APB No. 18.

        If our strategy were to change from an intent to hold to an intent to sell for any of our equity-method investments in qualifying facilities or power projects, we would need to adjust their book value to fair value, and that adjustment could be material. If we were to sell these investments in the current market, we may have losses that could be material.

Operating Expenses

Our merchant energy business operating expenses increased $94.5 million during the quarter ended June 30, 2006 compared to the same period of 2005 mostly due to an increase at our competitive supply operations totaling $91.9 million primarily related to higher labor and benefit costs and the impact of inflation on other costs.

        Our merchant energy business operating expenses increased $140.2 million during the six months ended June 30, 2006 compared to the same period of 2005 mostly due to the following:

  •
  an increase of $141.1 million at our competitive supply operations primarily related to higher labor and benefit costs and the impact of inflation on other costs, and
  •
  an increase of $10.3 million at our High Desert facility primarily related to planned outage costs.

        These increases in expenses were partially offset by lower operating expenses of $22.0 million, including productivity initiatives at our nuclear facilities primarily due to lower refueling outage costs.

Merger-Related Costs

We discuss our pending merger with FPL Group and related costs in more detail in the Notes to the Consolidated Financial Statements on page 11.

Workforce Reduction Costs

During the six months ended June 30, 2006, our merchant energy business recognized expenses associated with our workforce reduction efforts at our Ginna facility. In addition, in July 2006, we announced a restructuring of the workforce at our Nine Mile Point nuclear facility. We discuss these programs in more detail in the Notes to the Consolidated Financial Statements on page 12.

Depreciation, Depletion, and Amortization Expense

Merchant energy depreciation, depletion, and amortization expense increased $6.7 million during the quarter ended June 30, 2006 compared to the same period of 2005 mostly due to the following:

  •
  an increase of $4.6 million related to our working interests in gas producing fields in Texas and Alabama, which were acquired in June 2005, and
  •
  an increase of $3.4 million at our wholesale marketing and risk management operation on the back office accounting and settlement systems most of which was placed in service in the second quarter of 2005.

        Merchant energy depreciation, depletion, and amortization expenses increased $12.0 million during the six months ended June 30, 2006 compared to the same period of 2005 mostly due to the following:

  •
  an increase of $8.8 million related to our working interests in gas producing fields in Texas and Alabama, and
  •
  an increase of $4.9 million related to our wholesale marketing and risk management operation on the back office accounting and settlement systems.

Taxes Other Than Income Taxes

Merchant energy taxes other than income taxes increased $6.0 million during the quarter ended June 30, 2006 compared to the same period of 2005 mostly due to $3.8 million related to higher gross receipts taxes at our retail competitive supply operation and $1.0 million related to our working interests in gas producing fields in Texas and Alabama.

        Taxes other than income taxes increased $12.3 million during the six months ended June 30, 2006 compared to the same period of 2005 mostly due to $8.3 million related to higher gross receipts taxes at our retail competitive supply operation and $2.4 million related to our working interests in gas producing fields in Texas and Alabama.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section of our 2005 Annual Report on Form 10-K.

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Revenues	$498.7	$465.1	$1,002.7	$956.6
Electricity purchased for resale expenses	(279.8)	(244.4)	(542.7)	(486.5)
Operations and maintenance expenses	(85.2)	(79.9)	(169.6)	(155.8)
Merger-related costs	(1.3)	—	(1.7)	—
Depreciation and amortization	(45.7)	(46.8)	(91.5)	(94.2)
Taxes other than income taxes	(32.8)	(33.1)	(66.8)	(67.5)

Income from Operations	$53.9	$60.9	$130.4	$152.6

Net Income	$19.9	$25.4	$53.5	$68.9

Other Items Included in Operations (after-tax):
Merger-related costs	$(1.2)	$—	$(1.5)	$—

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from the regulated electric business decreased $5.5 million during the quarter ended June 30, 2006 compared to the same period of 2005 mostly because of higher operations and maintenance expenses of $3.0 million after-tax.

        Net income from the regulated electric business decreased $15.4 million during the six months ended June 30, 2006 mostly because of higher operations and maintenance expenses of $8.3 million after-tax and decreased revenue less electricity purchased for resale expenses of $6.1 million after-tax.

Electric Revenues

The changes in electric revenues in 2006 compared to 2005 were caused by:

	Quarter Ended June 30, 2006 vs. 2005	Six Months Ended June 30, 2006 vs. 2005

	(In millions)
Distribution volumes	$(5.6)	$(14.6)
Standard offer service	37.3	56.1

Total change in electric revenues from electric system sales	31.7	41.5
Other	1.9	4.6

Total change in electric revenues	$33.6	$46.1

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our distribution volumes, by type of customer, in 2006 compared to 2005 were:

	Quarter Ended June 30, 2006 vs. 2005	Six Months Ended June 30, 2006 vs. 2005

Residential	(1.5)%	(4.7)%
Commercial	(0.2)	(1.2)
Industrial	(3.8)	(3.1)

        During the quarter and six months ended June 30, 2006 compared to the same periods of 2005, we distributed less electricity to residential and commercial customers mostly due to milder weather and decreased usage per customer, partially offset by an increased number of customers. We distributed less electricity to industrial customers mostly due to decreased usage per customer.

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative generation supplier as discussed in Item 1. Business—Electric Regulatory Matters and Competition section of our 2005 Annual Report on Form 10-K. We discuss the legislation enacted by the Maryland General Assembly related to the residential electric rate stabilization plan in the Regulation by the Maryland PSC section beginning on page 24.

        Standard offer service revenues increased during the quarter and six months ended June 30, 2006 compared to the same periods of 2005 mostly due to an increase in the standard offer service rates partially offset by lower standard offer service volumes.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers.

        Electricity purchased for resale expenses increased $35.4 million in the quarter and $56.2 million in the six month periods ended June 30, 2006 compared to the same periods of 2005 mostly due to increased costs to serve standard offer service customers partially offset by decreased standard offer service volumes.

Electric Operations and Maintenance Expenses

Regulated electric operations and maintenance expenses increased $5.3 million in the quarter ended June 30, 2006 compared to the same period of 2005 mostly due to higher labor and benefit costs and the impact of inflation on other costs. Regulated electric operations and maintenance expenses increased $13.8 million in the six months ended June 30, 2006 compared to the same period of 2005 mostly due to higher labor and benefit costs and the impact of inflation on other costs and $6.1 million of incremental distribution service restoration expenses associated with 2006 storms.

Merger-Related Costs

We discuss our pending merger with FPL Group and related costs in more detail in the Notes to the Consolidated Financial Statements on page 11.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section of our 2005 Annual Report on Form 10-K.

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Gas revenues	$143.6	$145.2	$563.8	$511.0
Gas purchased for resale expenses	(83.8)	(90.1)	(382.2)	(350.4)
Operations and maintenance expenses	(35.1)	(32.1)	(70.7)	(64.0)
Merger-related costs	(0.6)	—	(0.8)	—
Depreciation and amortization	(11.5)	(11.6)	(23.4)	(23.8)
Taxes other than income taxes	(8.0)	(7.9)	(17.5)	(17.3)

Income from operations	$4.6	$3.5	$69.2	$55.5

Net (Loss) Income	$(1.4)	$(1.7)	$33.6	$25.9

Other Items Included in Operations (after-tax):
Merger-related costs	$(0.4)	$—	$(0.6)	$—

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 15 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from the regulated gas business increased $7.7 million during the six months ended June 30, 2006 compared to the same period of 2005 mostly due to increased revenues less gas purchased for resale expenses of $12.7 million after-tax, which was primarily due to the increase in gas base rates that was approved by the Maryland PSC in December 2005. This increase was partially offset by higher operations and maintenance expenses of $4.1 million after-tax.

Gas Revenues

The changes in gas revenues in 2006 compared to 2005 were caused by:

	Quarter Ended June 30, 2006 vs. 2005	Six Months Ended June 30, 2006 vs. 2005

	(In millions)
Distribution volumes	$(4.9)	$(23.1)
Base rates	4.6	18.9
Weather normalization	2.3	16.5
Gas cost adjustments	(11.6)	19.5

Total change in gas revenues from gas system sales	(9.6)	31.8
Off-system sales	7.5	19.5
Other	0.5	1.5

Total change in gas revenues	$(1.6)	$52.8

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, in 2006 compared to 2005 were:

	Quarter Ended June 30, 2006 vs. 2005	Six Months Ended June 30, 2006 vs. 2005

Residential	(22.4)%	(18.8)%
Commercial	(13.5)	(18.7)
Industrial	5.4	17.0

        During the quarter and six months ended June 30, 2006 compared to the same periods in 2005, we distributed less gas to residential and commercial customers mostly due to milder weather and decreased usage per customer, partially offset by an increased number of customers. We distributed more gas to industrial customers mostly due to increased usage per customer.

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

        Gas cost adjustment revenues decreased during the quarter ended June 30, 2006 compared to the same period of 2005 mostly due to less gas sold.

        Gas cost adjustment revenues increased during the six months ended June 30, 2006 compared to the same period of 2005 because we sold gas at higher prices, partially offset by less gas sold.

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

        Revenues from off-system gas sales increased during the quarter and six months ended June 30, 2006 compared to the same periods of 2005 because we sold gas at higher prices partially offset by less gas sold.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas costs decreased $6.3 million during the quarter ended June 30, 2006 compared to the same period of 2005 because we purchased less gas. Gas costs increased $31.8 million during the six months ended June 30, 2006 compared to the same period of 2005 because the gas we purchased was at higher prices partially offset by less gas purchased.

Gas Operations and Maintenance Expenses

Regulated gas operations and maintenance expenses increased $3.0 million in the quarter and $6.7 million in the six months ended June 30, 2006 compared to the same periods of 2005 mostly due to higher labor and benefit costs and the impact of inflation on other costs.

Merger-Related Costs

We discuss our pending merger with FPL Group and related costs in more detail in the Notes to the Consolidated Financial Statements on page 11.

Other Nonregulated Businesses

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(In millions)
Revenues	$62.9	$46.6	$123.8	$95.1
Operating expense	(46.9)	(32.6)	(95.3)	(72.4)
Merger-related costs	(0.2)	—	(0.2)	—
Depreciation and amortization	(9.5)	(9.7)	(17.9)	(17.8)
Taxes other than income taxes	(0.6)	(0.6)	(1.2)	(0.8)

Income from Operations	$5.7	$3.7	$9.2	$4.1

Income from continuing operations (after-tax)	$2.9	$1.4	$3.7	$0.4
Income from discontinued operations (after-tax)	—	1.2	0.9	2.9

Net Income	$2.9	$2.6	$4.6	$3.3

Other Items Included in Operations (after-tax):
Merger-related costs	$(0.2)	$—	$(0.2)	$—

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

Consolidated Nonoperating Income and Expenses

Income Taxes

During the quarter and six months ended June 30, 2006, our income taxes increased compared to the same periods of 2005 mostly because of a decrease in synthetic fuel tax credits claimed in 2006 primarily due to the anticipated phase-out of synthetic fuel tax credits. During the quarter ended June 30, 2006, sythetic fuel tax credits were reduced by $33 million and during the six months ended June 30, 2006, credits were reduced by $49 million due to their expected phase-out. We discuss the phase-out of synthetic fuel tax credits in more detail in the Events of 2006 section beginning on page 27.

        During the quarter and six months ended June 30, 2006, BGE's income taxes decreased compared to the same periods of 2005 mostly because of lower pre-tax income.

Financial Condition

Cash Flows

The following table summarizes our cash flows for 2006 and 2005, excluding the impact of changes in intercompany balances.

	2006 Segment Cash Flows			Consolidated Cash Flows
	Six Months Ended June 30, 2006			Six Months Ended June 30,
	Merchant	Regulated	Other	2006	2005

	(In millions)
Operating Activities
Net income	$115.3	$87.1	$4.6	$207.0	$242.4
Non-cash adjustments to net income	149.9	122.5	16.4	288.8	370.7
Changes in working capital	(1,125.6)	203.0	10.7	(911.9)	(114.1)
Pension and postemployment benefits*	—	—	—	(3.4)	(21.5)
Other	(10.2)	(0.1)	10.5	0.2	1.3

Net cash (used in) provided by operating activities	(870.6)	412.5	42.2	(419.3)	478.8

Investing activities
Investments in property, plant and equipment	(237.3)	(147.4)	(29.7)	(414.4)	(303.7)
Acquisitions, net of cash acquired	(126.2)	—	—	(126.2)	(237.9)
Investments in nuclear decommissioning trust fund securities	(180.8)	—	—	(180.8)	(186.4)
Proceeds from nuclear decommissioning trust fund securities	172.0	—	—	172.0	177.6
Sale of investments and other assets	23.1	0.5	19.5	43.1	1.1
Contracts acquired and portfolio acquisitions	(2.3)	—	—	(2.3)	—
Proceeds from sale of discontinued operations	—	—	—	—	217.6
Issuances of loans receivable	—	—	—	—	(82.8)
Other investments	2.6	10.3	(4.6)	8.3	(26.0)

Net cash used in investing activities	(348.9)	(136.6)	(14.8)	(500.3)	(440.5)

Cash flows from operating activities less cash flows from investing activities	$(1,219.5)	$275.9	$27.4	(919.6)	38.3

Financing Activities*
Net issuance (repayment) of debt				153.3	(326.3)
Proceeds from issuance of common stock				40.8	45.2
Common stock dividends paid				(127.7)	(109.6)
Proceeds from acquired contracts				221.3	381.5
Other				47.0	(10.8)

Net cash provided by (used in) financing activities				334.7	(20.0)

Net (Decrease) Increase in Cash and Cash Equivalents				$(584.9)	$18.3

*Items are not allocated to the business segments because they are managed for the company as a whole.

Cash Flows from Operating Activities

Cash used in operating activities was $419.3 million in 2006 compared to cash provided by operating activities of $478.8 million in 2005. This $898.1 million decrease was primarily due to unfavorable changes in working capital and a decrease in non-cash adjustments to net income in the first half of 2006.

        Changes in working capital had a negative impact of $911.9 million on cash flow from operations in 2006 compared to $114.1 million in 2005. The net decrease of $797.8 million was primarily due to the commodity price environment and increased risk management and trading activities that resulted in the following negative working capital changes:

  •
  a net increase of approximately $570 million in cash collateral requirements, including requirements for exchange-settled transactions. This increase in cash collateral requirements was accompanied by a decrease in our letters of credit requirements, and
  •
  an increase in our net mark-to-market energy asset of approximately $186 million. We discuss the changes in our net mark-to-market energy asset in more detail in the Mark-to-Market Energy Assets and Liabilities section on page 36.

        Non-cash adjustments to net income decreased by $81.9 million in 2006 compared to 2005 primarily due to the following:

  •
  a decrease in deferred income taxes of $35.4 million,
  •
  lower depreciation, depletion, amortization, and accretion of $32.9 million, and
  •
  the reclassification of $21.3 million of higher proceeds from derivative power sales contracts as financing activities under SFAS No. 149, Amendment of FASB Statement No. 133 on Derivative and Hedging Activities.

Cash Flows from Investing Activities

Cash used in investing activities was $500.3 million in 2006 compared to $440.5 million in 2005. The $59.8 million increase in cash used in 2006 compared to 2005 was primarily due to a $110.7 million increase in cash paid for investments in property, plant and equipment and the absence in 2006 of $217.6 million of proceeds from the sale of discontinued operations. This increase in cash used was mostly offset by the following:

  •
  a $111.7 million decrease in cash paid for acquisitions,
  •
  the absence in 2006 of $82.8 million from issuances of loans receivable,
  •
  an increase of $42.0 million of cash provided by sales of investments, and
  •
  an increase of $34.3 million of cash provided by other investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities was $334.7 million in 2006 compared to a use of $20.0 million in 2005. The increase of $354.7 million in cash provided in 2006 compared to 2005 was primarily due to a net increase in cash related to changes in short-term borrowings and long-term debt of $479.6 and the reclassification of higher proceeds from derivative power sales contracts of $21.3 million. These increases were partially offset by a decrease of $160.2 million related to proceeds from acquired contracts. We discuss the proceeds from acquired contracts below.

Contract and Portfolio Acquisitions

During 2006 and 2005, our merchant energy business acquired pre-existing energy contracts, which generated significant cash flows at the inception of the agreements. These agreements had contract prices that differed from market prices at closing, which resulted in cash payments from the counterparty at the acquisition of the contract.

        We received $219.0 million during the six months ended June 30, 2006 and $381.5 million during the same period of 2005 for these contract acquisitions. We reflect the underlying contracts on a gross basis as assets or liabilities in our Consolidated Balance Sheets depending on whether they were at above- or below-market prices at closing; therefore, we have also reflected them on a gross basis in cash flows from investing and financing activities in our Consolidated Statements of Cash Flows as follows:

Six Months Ended June 30,	2006	2005

	(In millions)
Financing activities—proceeds from contract and portfolio acquisitions	$221.3	$381.5
Investing activities—contract and portfolio acquisitions	(2.3)	—

Cash flows from contract and portfolio acquisitions	$219.0	$381.5

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

        The factors that credit rating agencies consider in establishing Constellation Energy's and BGE's credit ratings include, but are not limited to, cash flows, liquidity, business risk profile, regulatory and legislative climate, and the amount of debt as a component of total capitalization.

        In April 2006, as a result of regulatory and legislative developments in Maryland, Standard & Poors Rating Group, Moody's Investors Service, and Fitch Ratings reviewed our ratings and took the following actions:

  •
  Fitch Ratings downgraded Constellation Energy's Senior Unsecured Debt rating from A- to BBB+, downgraded BGE's Senior Unsecured Debt ratings from A to A-, and reduced certain other credit ratings as noted in the table on the next page.
  •
  Fitch Ratings changed Constellation Energy's outlook to "evolving" and BGE's outlook to "negative."
  •
  Moody's Investor Service downgraded BGE's Senior Unsecured Debt rating from A2 to A3, reduced certain other credit ratings. In July 2006, Moody's Investor Service made further changes in BGE and CEG's credit ratings and outlook as discussed below.
  •
  Moody's Investor Service revised Constellation Energy's rating outlook from "positive" to "developing."
  •
  Standard & Poor's Ratings Group placed the ratings on Constellation Energy and BGE on "credit watch developing" from "positive."

        In July 2006, Moody's Investors Service completed a review of BGE's rating and took the following actions:

  •
  downgraded BGE's senior unsecured debt from A3 to Baa2, and
  •
  changed Constellation Energy's outlook to "negative" from "developing."

        These actions were a result of the recent Maryland General Assembly actions and a difficult and uncertain regulatory environment. We discuss the recent Maryland General Assembly actions in more detail in the Regulation by the Maryland PSC section beginning on page 24. At the date of this report, our credit ratings were as follows:

	Standard & Poors Rating Group	Moody's Investors Service	Fitch- Ratings

Constellation Energy
Commercial Paper	A-2	P-2	F-2
Senior Unsecured Debt	BBB	Baa1	BBB+*
BGE
Commercial Paper	A-2	P-2*	F-2*
Mortgage Bonds	A	A2*	A*
Senior Unsecured Debt	BBB+	Baa2*	A-*
Trust Preferred Securities	BBB-	Baa1*	BBB+*
Preference Stock	BBB-	Baa2*	BBB+*

* In 2006, these credit ratings were reduced to this current rating.

Available Sources of Funding

We continuously monitor our liquidity requirements and believe that our facilities and access to the capital markets provide sufficient liquidity to meet our business requirements. We discuss our available sources of funding in more detail below.

Constellation Energy

At June 30, 2006, we had $155.0 million of commercial paper outstanding, and at August 4, 2006 we had no commercial paper outstanding.

        Constellation Energy has committed bank lines of credit under four credit facilities of $3.6 billion at June 30, 2006. We discuss these credit facilities in more detail in Note 8 of our 2005 Annual Report on Form 10-K. These facilities can issue letters of credit up to $3.6 billion. Letters of credit issued under all of our facilities totaled $1.8 billion at June 30, 2006.

        We are currently assessing the potential sale of several gas-fired generating facilities. If sold, proceeds from the sale would be used for general corporate purposes, including repayment of debt. We discuss this potential sale in more detail in the Events of 2006 section on page 27.

BGE

BGE currently maintains $175.0 million in annual committed credit facilities expiring August 2006 through June 2007. BGE can borrow directly from the banks or use the facilities to allow commercial paper to be issued. As of June 30, 2006, BGE had no outstanding commercial paper, which results in $175.0 million in unused credit facilities.

        Pursuant to the energy legislation recently adopted by the Maryland legislature, BGE is permitted to recover deferred costs associated with the residential electric rate deferral by issuing rate stabilization bonds after January 1, 2007 that securitize the deferred costs. We currently intend to issue such bonds.

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

        Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 53 and Item 1A. Risk Factors section on page 52. We discuss the potential impact of environmental legislation and regulation in more detail in Item 1. Business—Environmental Matters section of our 2005 Annual Report on Form 10-K. We discuss legislation recently enacted by the State of Maryland in the Environmental Matters section beginning on page 26.

Calendar Year Estimates	2006	2007

	(In millions)
Nonregulated Capital Requirements:
Merchant energy
Generation plants	$215	$170
Nuclear fuel	140	140
Environmental controls	40	215
Portfolio acquisitions/investments	325	195
Technology/other	240	155

Total merchant energy capital requirements	960	875
Other nonregulated capital requirements	25	10

Total nonregulated capital requirements	985	885

Regulated Capital Requirements:
Regulated electric	295	335
Regulated gas	65	110

Total regulated capital requirements	360	445

Total capital requirements	$1,345	$1,330

Capital Requirements

Merchant Energy Business

Our merchant energy business' capital requirements consist of its continuing requirements, including expenditures for:

  •
  improvements to generating plants,
  •
  nuclear fuel costs,
  •
  costs of complying with the Environmental Protection Agency (EPA), Maryland, and Pennsylvania environmental regulations,
  •
  portfolio acquisitions, upstream gas investments, and other investments, and
  •
  enhancements to our information technology infrastructure.

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

        Our total contractual payment obligations as of June 30, 2006, increased approximately $560 million during the first six months of 2006 primarily due to an increase in fuel and transportation obligations, operating leases, and purchased capacity and energy partially offset by a decrease in long-term debt. Our fuel and transportation obligations and operating leases increased mostly due to new coal and tolling contracts related to our merchant energy business. We detail our contractual payment obligations in the following table:

	Payments
	2006	2007- 2008	2009- 2010	There- after	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$10.8	$627.5	$500.7	$2,272.6	$3,411.6
Interest	108.2	364.0	313.6	1,455.5	2,241.3

Total	119.0	991.5	814.3	3,728.1	5,652.9
BGE
Principal	419.6	416.8	11.5	589.1	1,437.0
Interest	40.5	97.5	71.2	775.1	984.3

Total	460.1	514.3	82.7	1,364.2	2,421.3
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]	101.0	340.0	171.4	551.4	1,163.8
Purchase obligations:[3]
Purchased capacity and energy[4]	328.5	941.0	450.1	558.5	2,278.1
Fuel and transportation	1,380.1	2,268.5	578.3	614.1	4,841.0
Other	89.3	146.9	60.0	127.5	423.7
Other noncurrent liabilities:
Postretirement and postemployment benefits[5]	17.7	76.3	83.9	211.1	389.0
Other	—	—	—	—	—

Total contractual payment obligations	$2,495.7	$5,278.5	$2,240.7	$7,344.9	$17,359.8

1 Amounts in long-term debt reflect the original maturity date. Investors may require us to repay $282.3 million early through put options and remarketing features. Interest on variable rate debt is included based on the June 30, 2006 forward curve for interest rates.

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

        The table below presents our contingent obligations. Our contingent obligations increased approximately $80 million during the first half of 2006, primarily due to guarantees by the parent company for subsidiary obligations to third parties in support of the growth of our merchant energy business, partially offset by a decrease in outstanding letters of credit.

        These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties. Our calculation of the fair value of subsidiary obligations covered by the $9,009.0 million of the competitive supply guarantees was $3,118.7 million at June 30, 2006. Accordingly, if the parent company was required to fund subsidiary obligations, the total amount based on June 30, 2006 market prices would be $3,118.7 million.

	Expiration
	2006	2007- 2008	2009- 2010	There- after	Total

	(In millions)
Contingent Obligations
Letters of credit	$1,383.0	$418.7	$—	$—	$1,801.7
Guarantees—competitive supply[1]	4,100.3	2,584.5	243.9	2,080.3	9,009.0
Other guarantees, net[2]	0.5	15.2	1.6	1,262.9	1,280.2

Total contingent obligations	$5,483.8	$3,018.4	$245.5	$3,343.2	$12,090.9

1 While the face amount of these guarantees is $9,009.0 million, we do not expect to fund the full amount. In the event the parent was required to fulfill subsidiary obligations, our calculation of the fair value of obligations covered by these guarantees was $3,118.7 million at June 30, 2006.

2 Other guarantees in the above table are shown net of liabilities of $25.0 million recorded at June 30, 2006 in our Consolidated Balance Sheets.

Liquidity Provisions

In many cases, customers of our wholesale marketing and risk management operation rely on the creditworthiness of Constellation Energy. A decline below investment grade by Constellation Energy would negatively impact the business prospects of that operation.

        We regularly review our liquidity needs to ensure that we have adequate facilities available to meet collateral requirements. This includes having liquidity available to meet margin requirements for our competitive supply operations.

        We have certain agreements that contain provisions that would require additional collateral upon significant credit rating decreases in senior unsecured debt of Constellation Energy. Decreases in Constellation Energy's credit ratings would not trigger an early payment on any of our credit facilities.

        Under counterparty contracts related to our wholesale marketing and risk management operation, we are obligated to post collateral if Constellation Energy's senior unsecured credit ratings declined below established contractual levels. Based on contractual provisions at June 30, 2006, we estimate that if Constellation Energy's senior unsecured debt were downgraded we would have the following additional collateral obligations:

Credit Ratings Downgraded to	Incremental Obligations	Cumulative Incremental Obligations

	(In millions)
BBB-/Baa3	$121	$121
Below investment grade	1,015	1,136

        Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post collateral in an amount that could exceed the amounts specified above, which could be material. We discuss our credit ratings in the Security Ratings section beginning on page 45 and our credit facilities in the Available Sources of Funding section beginning on page 46.

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At June 30, 2006, the debt to capitalization ratio as defined in the credit agreements was 50%. The failure by Constellation Energy to comply with these provisions could result in the acceleration of the maturity of the debt outstanding under these facilities, which is primarily letters of credit issued in support of our competitive supply operations. We detail our letters of credit in the Contractual Payment Obligations and Committed Amounts section above.

        Certain credit facilities of BGE contain provisions requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At June 30, 2006, the debt to capitalization ratio for BGE as defined in these credit agreements was 44%. At June 30, 2006, no amount is outstanding under these facilities.

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

        The table on the next page is the value at risk associated with our wholesale marketing and risk management operation's mark-to-market energy assets and liabilities, including both trading and non-trading activities. Generally, over the last several quarters, our value at risk has increased. This is the result of the combination of market conditions, increased trading activity including the growth of our gas business, and a higher number of economic hedges of accrual positions. These economic hedges receive mark-to-market accounting treatment as they are derivative contracts that are not designated for either cash-flow hedge or accrual accounting.

        During the second quarter of 2006, there was a slight decrease in our value-at-risk primarily due to changes in commodity prices during the quarter. We discuss our mark-to-market results in more detail in the Competitive Supply section beginning on page 34.

	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006

	(In millions)
99% Confidence Level, One-Day Holding Period
Average	$3.7	$6.8	$10.6	$15.4	$13.0
High	6.0	12.3	14.5	23.5	17.5
95% Confidence Level, One-Day Holding Period
Average*	2.9	5.2	8.0	11.7	9.9
High	4.6	9.4	11.0	17.9	13.3
95% Confidence Level, Ten-Day Holding Period
Average	9.0	16.4	25.4	37.1	31.2
High	14.5	29.6	34.9	56.5	42.0

* For 2005, average value at risk was $4.7 million.

        The following table details our value at risk for the trading portion of our wholesale marketing and risk management mark-to-market energy assets and liabilities over a one-day holding period at a 99% confidence level for the following quarters:

	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006

	(In millions)
Average	$3.6	$6.5	$9.3	$12.0	$10.8
High	6.3	11.4	13.3	17.6	15.6

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

Wholesale Credit Risk

We actively monitor the credit portfolio of our wholesale marketing and risk management operation to attempt to reduce the impact of counterparty default. As of June 30, 2006 and December 31, 2005, the credit portfolio of our wholesale marketing and risk management operation had the following public credit ratings:

	June 30, 2006	December 31, 2005

Rating
Investment Grade[1]	59%	53%
Non-Investment Grade	6	7
Not Rated	35	40

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

        The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings.

	June 30, 2006	December 31, 2005

Investment Grade Equivalent	80%	80%
Non-Investment Grade	20	20

        A portion of our wholesale credit risk is related to transactions that are recorded in our Consolidated Balance Sheets. These transactions primarily consist of open positions from our wholesale marketing and risk management operation that are accounted for using mark-to-market accounting, as well as amounts owed by wholesale counterparties for transactions that settled but have not yet been paid. The following table highlights the credit quality and exposures related to these activities at June 30, 2006:

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure

	(Dollars in millions)
Investment grade	$1,155	$87	$1,068	—	$—
Split rating	3	—	3	—	—
Non-investment grade	159	39	120	—	—
Internally rated—investment grade	485	46	439	—	—
Internally rated—non-investment grade	180	23	157	—	—

Total	$1,982	$195	$1,787	—	$—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

  •
  SFAS No. 133 hedging activities section in the Notes to Consolidated Financial Statements beginning on page 21,
  •
  activities of our wholesale marketing and risk management operation in the Merchant Energy Business section of Management's Discussion and Analysis beginning on page 30,

  •
  evaluation of commodity and credit risk in the Market Risk section of Management's Discussion and Analysis beginning on page 48, and
  •
  changes to our business environment in the Business Environment section of Management's Discussion and Analysis beginning on page 24.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2006, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We discuss our Legal Proceedings in the Notes to Consolidated Financial Statements on page 20.

Item 1A. Risk Factors

The risk factors included in our 2005 Annual Report on Form 10-K have not materially changed except as set forth below. You should consider carefully the following risks, along with the risks described under Item 1A. Risk Factors in our 2005 Annual Report on Form 10-K. The risks and uncertainties described herein and in our 2005 Annual Report on Form 10-K are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 2. Management's Discussion and Analysis. If any of the events described actually occur, our business and financial results could be materially adversely affected.

Energy legislation recently adopted in Maryland may be implemented in a manner that could materially adversely affect our business prospects and financial results.

The recent adoption in Maryland of energy legislation was a response to anticipated increases in residential electric rates. The legislation, among other things, introduces a temporary cap on rate increases and requires a reconstituted Maryland PSC to evaluate the status of Maryland's deregulated electricity market, including the implications of requiring or allowing utilities to construct or acquire generating facilities and to re-evaluate the allowance for stranded costs under the Maryland Electric Customer Choice and Competition Act of 1999. Regulations will be adopted by the Maryland PSC and other governmental entities to implement this legislation.

        If the legislation is implemented in a manner adverse to us, our financial results could be negatively impacted.

We may be unable to obtain the consents or approvals required to complete our merger with FPL Group, Inc. (FPL Group) or, in order to do so, the combined company may be required to comply with material restrictions or conditions that could cause the companies to abandon the merger.

On December 19, 2005, we announced the execution of a merger agreement with FPL Group. Completion of the merger is conditioned upon the receipt of consents, orders, approvals or clearances from various state and federal regulatory agencies. We have already received certain of these approvals. The remaining required approvals may not be obtained, or such approvals could be conditioned upon the agreement to restrict the operations of the combined businesses in accordance with specified business conduct rules, to divest generation facilities or to take other actions. In addition, as part of the regulatory approval process, governmental entities may impose significant additional costs on the business of the combined company. In this regard, recently adopted energy legislation in Maryland has created additional uncertainty about the Maryland PSC approval process and may result in substantial delay in the timing of required Maryland PSC approval of the merger or the imposition of terms and conditions that are unfavorable to the combined company, such as a requirement to share expected merger savings with utility customers. A substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in connection with such approvals could have a material adverse effect on our financial results. In addition, delays or unfavorable terms could lead Constellation or FPL Group to become involved in litigation with one or more governmental entities or may cause Constellation or FPL Group to abandon the merger.

        If we are unable to complete the merger, we still will incur and will remain liable for significant transaction costs, including legal, accounting, financial advisory, employee retention, filing, printing and other costs relating to the merger whether or not it is completed, which we estimate to be up to approximately $55 million. Also, depending upon the reasons for not completing the merger, including whether we have received or entered into a competing takeover proposal, we may be required to pay FPL Group a termination fee of up to $425 million. The occurrence of either of these events individually or in combination could have a material adverse affect on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans and Programs

April 1 – April 30, 2006	1,554	$54.86	—	—
May 1 – May 31, 2006	44,129	54.32	—	—
June 1 – June 30, 2006	84,825	51.61	—	—

Total	130,508	$52.56	—	—

Item 5. Other Information

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  •
  the timing and extent of changes in commodity prices and volatilities for energy and energy related products including coal, natural gas, oil, electricity, nuclear fuel, and emission allowances,
  •
  the liquidity and competitiveness of wholesale markets for energy commodities,
  •
  the effect of weather and general economic and business conditions on energy supply, demand, and prices,
  •
  the ability to attract and retain customers in our competitive supply activities and to adequately forecast their energy usage,
  •
  the timing and extent of deregulation of, and competition in, the energy markets, and the rules and regulations adopted on a transitional basis in those markets,
  •
  uncertainties associated with estimating natural gas reserves, developing properties, and extracting natural gas,
  •
  regulatory or legislative developments that affect deregulation, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to nuclear power plants, safety, or environmental compliance,
  •
  the inability of Baltimore Gas and Electric Company (BGE) to recover all its costs associated with providing electric residential customer service,
  •
  the conditions of the capital markets, interest rates, availability of credit, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and BGE's ability to maintain their current credit ratings,
  •
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  •
  operational factors affecting commercial operations of our generating facilities (including nuclear facilities) and BGE's transmission and distribution facilities, including catastrophic weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, liabilities associated with catastrophic events, and other events beyond our control,
  •
  the actual outcome of uncertainties associated with assumptions and estimates using judgment when applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),

  •
  changes in accounting principles or practices,
  •
  losses on the sale or write down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets,
  •
  cost and other effects of legal and administrative proceedings that may not be covered by insurance, including environmental liabilities, and
  •
  the likelihood and timing of the completion of the pending merger with FPL Group, Inc. (FPL Group), the terms and conditions of any required regulatory approvals of the pending merger, and potential diversion of management's time and attention from our ongoing business during this time period.

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

2006 Annual Meeting of Shareholders

Constellation Energy's 2006 annual meeting of shareholders has been delayed by more than 30 days from the date of the 2005 annual meeting as we currently intend to coordinate our annual meeting with approval of proposals related to our merger with FPL Group. Notice of the date of the 2006 annual meeting will be publicly announced by Constellation Energy once it is established. Any shareholder who wants to include a proposal in the proxy statement for the 2006 annual meeting, or to propose a nominee for election as a director, or to present a proposal at the 2006 annual meeting must deliver such proposal, in writing, such that Constellation Energy receives it no later than the 10th day following the day on which public announcement of the date of the 2006 annual meeting is made.

Item 6. Exhibits

Exhibit 4(a)*	Indenture dated as of July 24, 2006 between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit 4(a) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)
Exhibit 4(b)*	Indenture dated as of July 24, 2006 between Baltimore Gas and Electric Company and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit 4(b) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)
Exhibit No. 10(a)*	Waiver and Release dated April 28, 2006 by Mayo A. Shattuck III. (Designated as Exhibit 10(ee) to Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12869.)
Exhibit No. 10(b)*	Waiver and Release dated June 23, 2006 by Mayo A. Shattuck III. (Designated as Exhibit 10 to the Current Report on Form 8-K filed June 23, 2006, File No. 1-12869.)
Exhibit No. 12(a)	Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
Exhibit No. 12(b)	Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
Exhibit No. 31(a)	Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(b)	Certification of Executive Vice President, Chief Financial Officer, and Chief Administrative Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(a)	Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(b)	Certification of Executive Vice President, Chief Financial Officer, and Chief Administrative Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION ENERGY GROUP, INC. (Registrant)
BALTIMORE GAS AND ELECTRIC COMPANY (Registrant)
Date: August 8, 2006
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
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Pending Merger with FPL Group, Inc.
Variable Interest Entities
Merger-Related Costs
Workforce Reduction Costs
Discontinued Operations
Earnings Per Share
Stock-Based Compensation
Accretion of Asset Retirement Obligations
Acquisition
Gas Properties
Cogenex
Information by Operating Segment
Pension and Postretirement Benefits
Financing Activities
Income Taxes
Commitments, Guarantees, and Contingencies
Long-Term Power Sales Contracts
Guarantees
Environmental Matters
Litigation
Revenue Sufficiency Guarantee Costs
Insurance
SFAS No. 133 Hedging Activities
Interest Rates
Commodity Prices
Accounting Standards Issued
FSP FIN 46R-6
FIN 48
Accounting Standards Adopted
FSP 115-1 and 124-1
Related Party Transactions—BGE
Income Statement
Balance Sheet
Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Overview
  Business Environment
  Regulation by the Maryland PSC
  Federal Regulation
  Events of 2006
  Commodity Prices
  Residential Electric Rates
  Gas-Fired Plants
  Synthetic Fuel Facilities
  Workforce Reduction Costs
  Acquisition
  Initial Public Offering of Constellation Energy Partners LLC (formerly Constellation Energy Resources LLC)
Results of Operations for the Quarter and Six Months Ended June 30, 2006 Compared with the Same Periods of 2005
Quarter Ended June 30, 2006
Six Months Ended June 30, 2006
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