Form 10-Q
period 2007-06-30
CONSTELLATION ENERGY GROUP INC; BALTIMORE GAS & ELECTRIC CO
filed 2007-08-08
CIK 1004440, 9466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

Common Stock, without par value 180,493,614 shares outstanding of
Constellation Energy Group, Inc. on July 31, 2007.

Baltimore Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$4,116.8	$3,738.3	$8,255.0	$7,675.2
Regulated electric revenues	544.3	498.7	1,059.1	1,002.7
Regulated gas revenues	159.1	141.8	561.6	560.1
Total revenues	4,820.2	4,378.8	9,875.7	9,238.0
Expenses
Fuel and purchased energy expenses	3,829.1	3,396.2	7,790.2	7,319.3
Operating expenses	580.4	575.7	1,149.1	1,083.4
Impairment losses and other costs	20.2	—	20.2	—
Workforce reduction costs	2.3	—	2.3	2.2
Merger-related costs	—	7.1	—	9.0
Depreciation, depletion, and amortization	142.8	133.3	275.2	263.5
Accretion of asset retirement obligations	18.2	16.7	35.9	33.2
Taxes other than income taxes	72.8	71.5	146.0	145.1
Total expenses	4,665.8	4,200.5	9,418.9	8,855.7
Income from Operations	154.4	178.3	456.8	382.3
Gains on Sale of CEP LLC Equity	12.9	—	12.9	—
Other Income	45.2	14.3	87.6	29.1
Fixed Charges
Interest expense	71.1	79.3	151.4	156.3
Interest capitalized and allowance for borrowed funds used during construction	(4.5)	(3.8)	(8.4)	(6.5)
BGE preference stock dividends	3.3	3.3	6.6	6.6
Total fixed charges	69.9	78.8	149.6	156.4
Income from Continuing Operations Before Income Taxes	142.6	113.8	407.7	255.0
Income Tax Expense	26.3	39.8	94.1	79.4
Income from Continuing Operations	116.3	74.0	313.6	175.6
Income (loss) from discontinued operations, net of income taxes of $9.7, $0.8, and $16.7, respectively	—	19.1	(1.6)	31.4
Net Income	$116.3	$93.1	$312.0	$207.0
Earnings Applicable to Common Stock	$116.3	$93.1	$312.0	$207.0
Average Shares of Common Stock Outstanding—Basic	180.3	179.1	180.5	178.8
Average Shares of Common Stock Outstanding—Diluted	182.7	180.7	182.8	180.6
Earnings Per Common Share from Continuing Operations—Basic	$0.65	$0.41	$1.74	$0.98
Income (loss) from discontinued operations	—	0.11	(0.01)	0.18
Earnings Per Common Share—Basic	$0.65	$0.52	$1.73	$1.16
Earnings Per Common Share from Continuing Operations—Diluted	$0.64	$0.41	$1.72	$0.97
Income (loss) from discontinued operations	—	0.11	(0.01)	0.18
Earnings Per Common Share—Diluted	$0.64	$0.52	$1.71	$1.15
Dividends Declared Per Common Share	$0.435	$0.3775	$0.87	$0.755

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Net Income	$116.3	$93.1	$312.0	$207.0
Other comprehensive (loss) income (OCI)
Hedging instruments:
Reclassification of net loss on hedging instruments from OCI to net income, net of taxes	158.9	133.1	558.3	214.1
Net unrealized loss on hedging instruments, net of taxes	(448.7)	(294.0)	(138.4)	(1,049.0)
Available-for-sale securities:
Reclassification of net gain on sales of securities from OCI to net income, net of taxes	(1.9)	—	(2.8)	(0.3)
Net unrealized gain (loss) on securities, net of taxes	33.2	(8.5)	13.7	3.3
Defined benefit obligations:
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes	6.2	—	12.5	—
Net unrealized gain on foreign currency, net of taxes	2.8	1.1	3.1	1.1
Comprehensive (Loss) Income	$(133.2)	$(75.2)	$758.4	$(623.8)

See Notes to Consolidated Financial Statements.

Certain prior-period amounts have been reclassified to conform with the current period’s presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	June 30, 2007*	December 31, 2006
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,968.0	$2,289.1
Accounts receivable (net of allowance for uncollectibles of $48.3 and $48.9, respectively)	3,411.5	3,248.3
Fuel stocks	449.2	599.5
Materials and supplies	208.2	200.2
Mark-to-market energy assets	953.5	1,294.8
Risk management assets	189.9	261.7
Unamortized energy contract assets	62.3	35.2
Deferred income taxes	261.8	674.3
Other	483.5	497.0
Total current assets	7,987.9	9,100.1
Investments and Other Assets
Nuclear decommissioning trust funds	1,330.9	1,240.1
Other investments	389.6	308.6
Regulatory assets (net)	627.0	389.0
Goodwill	157.7	157.6
Mark-to-market energy assets	755.8	623.4
Risk management assets	439.1	325.7
Unamortized energy contract assets	185.5	123.6
Other	317.5	311.4
Total investments and other assets	4,203.1	3,479.4
Property, Plant and Equipment
Nonregulated property, plant and equipment	7,924.2	7,587.6
Regulated property, plant and equipment	5,893.4	5,752.9
Nuclear fuel (net of amortization)	329.2	339.9
Accumulated depreciation	(4,620.2)	(4,458.3)
Net property, plant and equipment	9,526.6	9,222.1
Total Assets	$21,717.6	$21,801.6

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

	June 30, 2007*	December 31, 2006
	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$303.4	$878.8
Accounts payable and accrued liabilities	2,278.1	2,137.2
Customer deposits and collateral	494.7	347.2
Mark-to-market energy liabilities	728.6	1,071.7
Risk management liabilities	815.7	1,340.0
Unamortized energy contract liabilities	456.7	378.3
Accrued expenses and other	629.6	969.5
Total current liabilities	5,706.8	7,122.7
Deferred Credits and Other Liabilities
Deferred income taxes	1,359.8	1,435.8
Asset retirement obligations	1,007.8	974.8
Mark-to-market energy liabilities	448.2	392.4
Risk management liabilities	711.7	707.3
Unamortized energy contract liabilities	1,408.5	958.0
Defined benefit obligations	834.3	928.3
Deferred investment tax credits	53.8	57.2
Other	148.2	109.0
Total deferred credits and other liabilities	5,972.3	5,562.8
Long-term Debt
Long-term debt of Constellation Energy	2,433.7	3,042.9
Long-term debt of nonregulated businesses	325.3	347.4
Rate stabilization bonds of BGE	623.2	—
First refunding mortgage bonds of BGE	123.1	244.5
Other long-term debt of BGE	1,214.5	1,214.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to BGE wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Unamortized discount and premium	(5.3)	(5.9)
Current portion of long-term debt	(303.4)	(878.8)
Total long-term debt	4,668.8	4,222.3
Minority Interests	20.7	94.5
BGE Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholders’ Equity
Common stock	2,723.0	2,738.6
Retained earnings	3,593.2	3,474.3
Accumulated other comprehensive loss	(1,157.2)	(1,603.6)
Total common shareholders’ equity	5,159.0	4,609.3
Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$21,717.6	$21,801.6

* Unaudited
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Constellation Energy Group, Inc. and Subsidiaries

Six Months Ended June 30,	2007	2006
	(In millions)
Cash Flows From Operating Activities
Net income	$312.0	$207.0
Adjustments to reconcile to net cash provided by (used in) operating activities
Gain on sales of discontinued operations	—	(0.9)
Depreciation, depletion, and amortization	239.5	287.5
Accretion of asset retirement obligations	35.9	33.2
Deferred income taxes	60.2	(26.9)
Investment tax credit adjustments	(3.4)	(3.5)
Deferred fuel costs	(260.5)	17.8
Defined benefit obligation expense	73.1	64.7
Defined benefit obligation payments	(146.5)	(69.7)
Workforce reduction costs	2.3	2.2
Impairment losses and other costs	20.2	—
Gains on sale of CEP LLC equity	(12.9)	—
Equity in earnings of affiliates less than dividends received	33.4	16.1
Proceeds from derivative power sales contracts classified as financing activities under SFAS No. 149	(3.8)	(44.1)
Changes in
Accounts receivable	10.8	38.2
Mark-to-market energy assets and liabilities	0.4	(181.7)
Risk management assets and liabilities	16.8	1.3
Materials, supplies, and fuel stocks	72.7	(188.2)
Other current assets	11.4	11.6
Accounts payable and accrued liabilities	133.3	(303.0)
Other current liabilities	(179.3)	(286.8)
Other	(5.5)	5.9
Net cash provided by (used in) operating activities	410.1	(419.3)
Cash Flows From Investing Activities
Investments in property, plant and equipment	(564.1)	(414.4)
Acquisitions, net of cash acquired	(250.6)	(126.2)
Investments in nuclear decommissioning trust fund securities	(352.7)	(236.2)
Proceeds from nuclear decommissioning trust fund securities	343.9	227.4
Sales of investments and other assets	4.7	43.1
Contract and portfolio acquisitions	(474.2)	(2.3)
Other	(0.6)	8.3
Net cash used in investing activities	(1,293.6)	(500.3)
Cash Flows From Financing Activities
Net issuance of short-term borrowings	—	154.3
Proceeds from issuance of
Common stock	39.2	40.8
Long-term debt	643.2	122.0
Repayment of long-term debt	(731.7)	(123.0)
Common stock dividends paid	(147.6)	(127.7)
Reacquisition of common stock	(114.4)	—
Proceeds from contract and portfolio acquisitions	847.8	221.3
Proceeds from derivative power sales contracts classified as financing activities under SFAS No. 149	3.8	44.1
Other	22.1	2.9
Net cash provided by financing activities	562.4	334.7
Net Decrease in Cash and Cash Equivalents	(321.1)	(584.9)
Cash and Cash Equivalents at Beginning of Period	2,289.1	813.0
Cash and Cash Equivalents at End of Period	$1,968.0	$228.1

See Notes to Consolidated Financial Statements.

Certain prior-period amounts have been reclassified to conform with the current period’s presentation.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Revenues
Electric revenues	$544.3	$498.7	$1,059.1	$1,002.7
Gas revenues	162.8	143.6	570.1	563.8
Total revenues	707.1	642.3	1,629.2	1,566.5
Expenses
Operating expenses
Electricity purchased for resale	320.9	279.8	595.1	542.7
Gas purchased for resale	102.9	83.8	387.0	382.2
Operations and maintenance	131.3	120.3	254.4	240.3
Merger-related costs	—	1.9	—	2.5
Depreciation and amortization	58.5	57.2	117.4	114.9
Taxes other than income taxes	43.0	40.8	88.8	84.3
Total expenses	656.6	583.8	1,442.7	1,366.9
Income from Operations	50.5	58.5	186.5	199.6
Other Income	5.4	0.9	10.0	1.0
Fixed Charges
Interest expense	29.1	24.3	57.1	48.5
Allowance for borrowed funds used during construction	(0.7)	(0.5)	(1.1)	(0.9)
Total fixed charges	28.4	23.8	56.0	47.6
Income Before Income Taxes	27.5	35.6	140.5	153.0
Income Taxes	10.6	13.9	54.3	59.6
Net Income	16.9	21.7	86.2	93.4
Preference Stock Dividends	3.3	3.3	6.6	6.6
Earnings Applicable to Common Stock	$13.6	$18.4	$79.6	$86.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	June 30, 2007*	December 31, 2006
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$634.7	$10.9
Accounts receivable (net of allowance for uncollectibles of $16.1 and $16.1, respectively)	410.0	344.7
Investment in cash pool, affiliated company	—	60.6
Accounts receivable, affiliated companies	2.2	2.5
Fuel stocks	77.6	110.9
Materials and supplies	45.6	40.2
Prepaid taxes other than income taxes	0.3	48.0
Regulatory assets, net	61.4	62.5
Other	18.8	35.2
Total current assets	1,250.6	715.5
Investments and Other Assets
Regulatory assets (net)	627.0	389.0
Receivable, affiliated company	166.0	150.5
Other	139.5	127.5
Total investments and other assets	932.5	667.0
Utility Plant
Plant in service
Electric	4,138.4	4,060.2
Gas	1,165.1	1,148.3
Common	444.1	444.6
Total plant in service	5,747.6	5,653.1
Accumulated depreciation	(2,042.6)	(1,994.7)
Net plant in service	3,705.0	3,658.4
Construction work in progress	143.4	97.1
Plant held for future use	2.4	2.7
Net utility plant	3,850.8	3,758.2
Total Assets	$6,033.9	$5,140.7

* Unaudited

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

	June 30, 2007 *	December 31, 2006
	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$287.9	$258.3
Accounts payable and accrued liabilities	159.4	187.3
Accounts payable and accrued liabilities, affiliated companies	155.0	163.4
Borrowing from cash pool, affiliated company	270.8	—
Customer deposits	72.1	71.4
Deferred income taxes	38.2	47.4
Accrued expenses and other	102.1	98.3
Total current liabilities	1,085.5	826.1
Deferred Credits and Other Liabilities
Deferred income taxes	778.3	697.7
Payable, affiliated company	248.7	250.7
Deferred investment tax credits	12.7	13.5
Other	18.5	14.0
Total deferred credits and other liabilities	1,058.2	975.9
Long-term Debt
Rate stabilization bonds	623.2	—
First refunding mortgage bonds	123.1	244.5
Other long-term debt	1,214.5	1,214.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Long-term debt of nonregulated businesses	25.0	25.0
Unamortized discount and premium	(2.7)	(2.9)
Current portion of long-term debt	(287.9)	(258.3)
Total long-term debt	1,952.9	1,480.5
Minority Interest	16.7	16.7
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholder’s Equity
Common stock	912.2	912.2
Retained earnings	817.7	738.6
Accumulated other comprehensive income	0.7	0.7
Total common shareholder’s equity	1,730.6	1,651.5
Commitments, Guarantees, and Contingencies (see Notes)
Total Liabilities and Equity	$6,033.9	$5,140.7

* Unaudited

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Baltimore Gas and Electric Company and Subsidiaries

Six Months Ended June 30,	2007	2006
	(In millions)
Cash Flows From Operating Activities
Net income	$86.2	$93.4
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation and amortization	123.7	121.9
Deferred income taxes	87.3	(15.5)
Investment tax credit adjustments	(0.8)	(0.8)
Deferred fuel costs	(260.5)	17.8
Defined benefit plan expenses	20.3	22.6
Allowance for equity funds used during construction	(2.1)	(1.6)
Changes in
Accounts receivable	(65.3)	161.4
Accounts receivable, affiliated companies	0.3	0.1
Materials, supplies, and fuel stocks	27.9	25.3
Other current assets	64.1	46.3
Accounts payable and accrued liabilities	(27.9)	(83.9)
Accounts payable and accrued liabilities, affiliated companies	(8.5)	60.2
Other current liabilities	(29.5)	52.4
Long-term receivables and payables, affiliated companies	(37.8)	(37.2)
Other	(1.6)	5.2
Net cash (used in) provided by operating activities	(24.2)	467.6
Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(175.5)	(147.5)
Change in cash pool at parent	331.4	(241.7)
Other	(3.1)	10.3
Net cash provided by (used in) investing activities	152.8	(378.9)
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	623.2	—
Repayment of long-term debt	(121.4)	(25.0)
Preference stock dividends paid	(6.6)	(6.6)
Distribution to parent	—	(59.8)
Net cash provided by (used in) financing activities	495.2	(91.4)
Net Increase (Decrease) in Cash and Cash Equivalents	623.8	(2.7)
Cash and Cash Equivalents at Beginning of Period	10.9	15.1
Cash and Cash Equivalents at End of Period	$634.7	$12.4

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

We discuss the nature of our involvement with the power contract monetization VIEs in detail in Note 4 to our 2006 Annual Report on Form 10-K.

The following is summary information available as of June 30, 2007 about the VIEs in which we have a significant interest, but are not the primary beneficiary:

	Power Contract Monetization VIEs	All Other VIEs	Total
	(In millions)
Total assets	$742.8	$356.5	$1,099.3
Total liabilities	589.2	151.6	740.8
Our ownership interest	—	49.4	49.4
Other ownership interests	153.6	155.5	309.1
Our maximum exposure to loss	62.6	97.9	160.5

The maximum exposure to loss represents the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities. Our maximum exposure to loss as of June 30, 2007 consists of the following:

♦  outstanding receivables, loans and letters of credit totaling $98.5 million,

♦  the carrying amount of our investment totaling $49.3 million, and

♦  debt and performance guarantees totaling $12.7 million.

We assess the risk of a loss equal to our maximum exposure to be remote.

RSB BondCo LLC

In 2007, BGE formed RSB BondCo LLC (BondCo), a special purpose bankruptcy-remote limited liability company. In June 2007, BondCo purchased rate stabilization property from BGE, including the right to assess, collect, and receive non-bypassable rate stabilization charges payable by all residential electric customers of BGE. These charges are being assessed in order to recover previously incurred power purchase costs that BGE deferred pursuant to Senate Bill 1. We discuss Senate Bill 1 in more detail in our 2006 Annual Report on Form 10-K.

BGE has determined that BondCo is a variable interest entity for which it is also the primary beneficiary. As a result, BGE consolidated BondCo. We discuss the consolidation method of accounting in more detail in Note 1 of our 2006 Annual Report on Form 10-K.

Discontinued Operations

In the fourth quarter of 2006, we completed the sale of six natural gas-fired plants. We recognized an after-tax loss of $1.6 million as a component of “Income (loss) from discontinued operations” for the six months ended June 30, 2007 due to post-closing working capital adjustments. We discuss the details of the sale in Note 2 of our 2006 Annual Report on Form 10-K.

Impairment Losses and Other Costs

In connection with the termination of the merger agreement with FPL Group, Inc., we acquired certain rights relating to a wind development project in Western Maryland. In the second quarter of 2007, we elected not to make the additional investment that was required at that time to retain our rights in the project; therefore, we recorded a charge of $20.2 million pre-tax to write-off our investment in these development rights.

Workforce Reduction Costs

We incurred costs related to workforce reduction efforts initiated in 2006. We discuss these costs in more detail in Note 2 of our 2006 Annual Report on Form 10-K.

The following table summarizes the status of the 2006 involuntary severance liability for Nine Mile Point and Calvert Cliffs at June 30, 2007:

(In millions)
Initial severance liability balance	$ 19.6
Amounts recorded as pension and postretirement liabilities	(7.3)
Net cash severance liability	12.3
Cash severance payments	(8.6)
Other	—
Severance liability balance at June 30, 2007	$ 3.7

In June 2007, we approved an additional restructuring of the workforce at our Nine Mile Point nuclear facility. We recognized costs of $2.3 million pre-tax during the quarter ended June 30, 2007 related to the elimination of 23 positions associated with this restructuring.

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

Our dilutive common stock equivalent shares consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Non-dilutive stock options	—	2.2	—	2.0
Dilutive common stock equivalent shares	2.4	1.6	2.3	1.8

Accretion of Asset Retirement Obligations

We discuss our asset retirement obligations in more detail in Note 1 of our 2006 Annual Report on Form 10-K. The change in our “Asset retirement obligations” liability during 2007 was as follows:

(In millions)
Liability at January 1, 2007	$ 974.8
Accretion expense	35.9
Liabilities incurred	—
Liabilities settled	—
Revisions to expected future cash flows	—
Other	(2.9)
Liability at June 30, 2007	$ 1,007.8

“Other” represents Constellation Energy Partners LLC’s (CEP) asset retirement obligation that is no longer included in our Consolidated Balance Sheets. We discuss the deconsolidation of CEP on the next page.

In 2007, we are performing site specific studies for all three of our nuclear facilities. We expect to complete these studies and adjust our nuclear decommissioning asset retirement obligations in the third quarter of 2007.

Constellation Energy Partners LLC

In April 2007, CEP acquired 100% ownership of certain coalbed methane properties located in the Cherokee Basin in Kansas and Oklahoma. In anticipation of closing this acquisition and the related equity issuance, at March 31, 2007 we evaluated the probability of forecasted sales of natural gas from CEP’s properties that previously had been hedged by our merchant energy business. As a result of the anticipated deconsolidation of CEP resulting from this equity issuance, which we discuss on the next page, we determined that the hedged forecasted sales were probable of not occurring. Therefore, we reclassified $21.8 million pre-tax in previously deferred cash-flow hedge losses from “Accumulated other comprehensive loss” to earnings during the first quarter of 2007.

As a result of the April 2007 equity issuance by CEP, our ownership percentage in CEP fell below 50 percent. Therefore, during the second quarter of 2007, we deconsolidated CEP and began accounting for our investment using the equity method under Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock. We discuss the equity method of accounting in more detail in Note 1 of our 2006 Annual Report on Form 10-K.

The details of the April 2007 CEP equity issuance and subsequent equity sales, as well as the gains recognized by or expected to be recoganized by us, are summarized below:

	Units Issued	Price/ Unit	Proceeds to CEP	Approximate pre-tax gain
	(In millions, except price/unit)
April 2007 Sale
Common units	2.2	$26.12	$58	$12.5
Class E units [1]	0.1	25.84	2	0.4
July 2007 Sale
Common units	2.7	35.25	94	20.6
Class F units [2]	3.4	34.43	116	13-18
Pending sale
Common units[3]	2.5	42.50	105	14-20

1 The gain on Class E units was recognized upon conversion to common units in the quarter ended June 30, 2007.

2 The Class F units are expected to be converted to common units within 90 days after the closing of the  July 2007 sale of common units. We expect to record the pre-tax gain upon conversion.

3 The sale of common units and recognition of gain is contingent upon CEP issuing these common units.

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

Our preliminary purchase price is allocated to the net assets acquired as follows:

At March 23, 2007
(In millions)
Property, Plant and Equipment
Inventory	$ 0.2
Unproved property	7.3
Proved property	204.5
Net Assets Acquired	$ 212.0

The purchase price is subject to closing adjustments, which could impact our purchase price allocation.

We believe that the pro-forma impact of the acquisition of these working interests would not have been material to our results of operations for the three months ended March 31, 2007 and for the quarter and six month periods ended June 30, 2006.

Contract and Portfolio Acquisitions

In June 2007, our wholesale marketing, risk management, and trading operation closed a transaction for the purchase of a portfolio of power-related contracts in the southeast region of the United States. Under this transaction, we assumed several full-requirements fixed-price power sales agreements with peak demand totaling more than 3,000 megawatts, and several long-term tolling agreements. The power sales and tolling agreements terminate at various dates through 2015. In addition, we also assumed various power and natural gas hedges.

The market price was different than the contract prices at closing. As a result, each contract was evaluated to determine whether the fair value of the contract price was above- or below-market at the time of closing. We recorded the fair value of each contract as an asset if the fair value was above-market (in-the-money) and as a liability if the contract was below-market (out-of-the-money).

The table below summarizes the transaction and the net cash received at closing:

(In millions)
Contracts out-of-the-money at closing	$ 820.8
Contracts in-the-money at closing	(474.2)
Net cash received at closing	$ 346.6

We recorded this transaction in our financial statements as follows:

	Balance Sheet	Cash Flows
Acquisition of out-of-the-money contracts	Unamortized energy contract liabilities and risk management liabilities	Financing cash inflow
Acquisition of in-the-money contracts	Unamortized energy contract assets, mark-to-market energy assets, risk management assets, and accounts receivable	Investing cash outflow

We recorded the acquisition of contracts out-of-the-money at closing as a financing cash inflow because it does not represent a cash inflow from current period operating activities. For those acquired contracts that are derivatives, we record the ongoing cash flows related to the contract with the counterparties as financing cash inflows in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We record all other ongoing cash flows from the sale or purchase of power under contracts assumed in this transaction as operating cash flows.

Cornerstone Energy

In July 2007, our retail competitive supply operation acquired 100% ownership of Cornerstone Energy, Inc. for approximately $100 million. Cornerstone Energy, Inc. provides natural gas supply and related services to more than 1,400 commercial, industrial and institutional customers across the central United States. It also provides natural gas and related services to more than 8,500 small commercial businesses. Cornerstone Energy, Inc. is expected to add 100 billion cubic feet of natural gas to our annual volumes served.

Shipping Joint Venture

In December 2006, we formed a shipping joint venture in which we have a 50% ownership interest. The joint venture will own and operate six freight ships. In July 2007, we made an initial cash contribution of approximately $37 million to the joint venture. We expect our total cash contribution will be approximately $60 million in 2007. The joint venture will be accounted for using the equity method of accounting under APB No. 18. We discuss the equity method of accounting in more detail in Note 1 of our 2006 Annual Report on Form 10-K.

Electricite de France Joint Venture

In July 2007, we announced a joint venture, UniStar Nuclear Energy, LLC (UniStar) with an affiliate of Electricite de France, SA (EDF). We have a 50% ownership interest in this joint venture to develop, own, and operate new nuclear projects in the United States and Canada. This joint venture will be accounted for using the equity method of accounting under APB No. 18. The agreement with EDF includes a phased-in investment of $625 million by EDF in UniStar. Initially, EDF will invest $350 million in UniStar, and we will contribute the new nuclear line of businesses we have developed over the past two years and the right to develop possible new nuclear projects at our existing nuclear plant locations. Upon reaching certain licensing milestones, EDF will contribute up to an additional $275 million in UniStar.

In connection with this joint venture, we entered into an investor agreement with EDF under which EDF may purchase in the open market up to a total of 9.9% of our outstanding common stock during the next five years, with a limit of 5% ownership during the first twelve months of the agreement. EDF has agreed to vote any shares of our common stock owned by it in the manner recommended by our Board of Directors and to not take any actions that seek control of Constellation Energy during the next five years.

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

15

	Reportable Segments
	Merchant Energy Business	Regulated Electric Business	Regulated Gas Business	Other Nonregulated Businesses	Eliminations	Consolidated
	(In millions)
For the three months ended June 30,
2007
Unaffiliated revenues	$4,072.0	$544.3	$159.1	$44.8	$—	$4,820.2
Intersegment revenues	267.7	—	3.7	—	(271.4)	—
Total revenues	4,339.7	544.3	162.8	44.8	(271.4)	4,820.2
Net income (loss)	102.2	19.4	(5.7)	0.4	—	116.3
2006
Unaffiliated revenues	$3,675.4	$498.7	$141.8	$62.9	$—	$4,378.8
Intersegment revenues	232.5	—	1.8	—	(234.3)	—
Total revenues	3,907.9	498.7	143.6	62.9	(234.3)	4,378.8
Income from discontinued operations	19.1	—	—	—	—	19.1
Net income (loss)	71.7	19.9	(1.4)	2.9	—	93.1
For the six months ended June 30,
2007
Unaffiliated revenues	$8,135.5	$1,059.1	$561.6	$119.5	$—	$9,875.7
Intersegment revenues	590.6	—	8.5	—	(599.1)	—
Total revenues	8,726.1	1,059.1	570.1	119.5	(599.1)	9,875.7
Loss from discontinued operations	(1.6)	—	—	—	—	(1.6)
Net income	222.2	51.6	28.0	10.2	—	312.0
2006
Unaffiliated revenues	$7,551.5	$1,002.7	$560.1	$123.7	$—	$9,238.0
Intersegment revenues	439.7	—	3.7	0.1	(443.5)	—
Total revenues	7,991.2	1,002.7	563.8	123.8	(443.5)	9,238.0
Income from discontinued operations	30.5	—	—	0.9	—	31.4
Net income	115.3	53.5	33.6	4.6	—	207.0

Certain prior year amounts have been reclassified to conform with the current year’s presentation. The reclassifications primarily relate to operations that have been classified as discontinued operations in the current year.

Pension and Postretirement Benefits

We show the components of net periodic pension benefit cost in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Components of net periodic pension benefit cost
Service cost	$12.2	$12.9	$24.7	$24.6
Interest cost	22.9	24.0	47.3	44.5
Expected return on plan assets	(24.7)	(26.2)	(51.3)	(48.5)
Recognized net actuarial loss	8.4	10.2	16.4	18.8
Amortization of prior service cost	1.3	1.5	2.6	2.8
Amount capitalized as construction cost	(2.9)	(3.8)	(5.9)	(6.7)
Net periodic pension benefit cost[1]	$17.2	$18.6	$33.8	$35.5

1 BGE’s portion of our net periodic pension benefit cost, excluding amounts capitalized, was $5.1 million for the quarter ended June 30, 2007 and $6.8 million for the quarter ended June 30, 2006. BGE’s portion of our net periodic pension benefit cost, excluding amounts capitalized, was $10.3 million for the six months ended June 30, 2007 and $12.4 million for the six months ended June 30, 2006.

We show the components of net periodic postretirement benefit cost in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$1.8	$2.1	$3.5	$4.2
Interest cost	7.1	6.6	13.3	12.8
Amortization of transition obligation	0.7	0.6	1.2	1.1
Recognized net actuarial loss	0.8	1.6	2.2	3.6
Amortization of prior service cost	(1.1)	(1.0)	(1.9)	(1.9)
Amount capitalized as construction cost	(2.2)	(2.3)	(4.3)	(4.3)
Net periodic postretirement benefit cost[1]	$7.1	$7.6	$14.0	$15.5

1 BGE’s portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $4.2 million for the quarter ended June 30, 2007 and $4.4 million for the quarter ended June 30, 2006. BGE’s portion of our net periodic postretirement benefit costs, excluding amounts capitalized, was $8.2 million for the six months ended June 30, 2007 and $8.7 million for the six months ended June 30, 2006.

Our non-qualified pension plans and our postretirement benefit programs are not funded; however, we have trust assets securing certain executive pension benefits. We estimate that we will incur approximately $4 million in pension benefit payments for our non-qualified pension plans and approximately $30 million for retiree health and life insurance benefit payments during 2007. We contributed $125.0 million to our qualified pension plans in March 2007.

Financing Activities

Constellation Energy had committed bank lines of credit under facilities totaling $4.55 billion at June 30, 2007 for short-term financial needs. We discuss these facilities in more detail in Note 8 of our 2006 Annual Report on Form 10-K. At June 30, 2007, these facilities can issue letters of credit up to approximately $4.05 billion. Letters of credit issued under all of our facilities totaled $1.5 billion at June 30, 2007.

In July 2007, we entered into a new five-year credit facility totaling $3.85 billion. This new facility amended and restated three facilities totaling $3.35 billion—a $1.5 billion facility that would have expired in March 2010, a $1.1 billion facility that would have expired in November 2010, and a $750 million facility that would have expired in November 2010. In connection with entering into the new five-year credit facility, we terminated a $1.0 billion facility that would have expired in October 2007. As of August 1, 2007, we had committed bank lines of credit under facilities totaling $4.05 billion for short-term financial needs. These facilities can issue letters of credit up to approximately $4.05 billion.

In June 2007, BondCo, a subsidiary of BGE, issued an aggregate principal amount of $623.2 million of rate stabilization bonds to recover deferred power purchase costs. We discuss BondCo in more detail on page 11. Below are the details of the rate stabilization bonds:

Principal	Interest Rate	Scheduled Maturity Date
$284.0	5.47%	October 2012
220.0	5.72	April 2016
119.2	5.82	April 2017

The bonds are secured primarily by a usage-based, non-bypassable charge payable by all of BGE’s residential electric customers over the next ten years. The charges will be adjusted semi-annually to ensure that the aggregate charges collected are sufficient to pay principal and interest on the bonds as well as certain on-going costs of administering and servicing the bonds. BondCo cannot use the charges collected to satisfy any other obligations. BondCo’s assets are not assets of any affiliate and are not available to pay creditors of any affiliate of BondCo. If BondCo is unable to make principal and interest payments on the bonds, neither Constellation Energy nor BGE are required to make the payments on behalf of BondCo.

In connection with the equity issuance by CEP discussed beginning on page 12, we deconsolidated CEP and began accounting for our investment using the equity method of accounting under APB No. 18. As a result, the $32.0 million of borrowings outstanding under the CEP credit facility at the time of deconsolidation are no longer included in our Consolidated Balance Sheets.

Under our shareholder investment plans we issued $39.2 million of common stock during the six months ended June 30, 2007. In addition, during the first six months of 2007, we purchased $114.4 million of our common stock in the open market. These common shares are held by us in order to satisfy employee stock-based compensation obligations.

Income Taxes

Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate of 35% to book income before income taxes as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Income before income taxes (excluding BGE preference stock dividends)	$145.9	$117.1	$414.3	$261.6
Statutory federal income tax rate	35%	35%	35%	35%
Income taxes computed at statutory federal rate	51.1	41.0	145.0	91.5
(Decreases) increases in income taxes due to:
Synthetic fuel tax credits flowed through to income	(42.9)	(37.9)	(82.6)	(72.2)
Synthetic fuel tax credit phase-out	12.4	25.8	23.9	41.6
Phase-out true up from prior periods	—	3.7	(7.9)	3.7
State income taxes, net of federal tax benefit	5.8	6.2	17.6	13.6
Other	(0.1)	1.0	(1.9)	1.2
Total income taxes	$26.3	$39.8	$94.1	$79.4
Effective tax rate	18.0%	33.9%	22.7%	30.3%

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Synthetic fuel tax credits are net of our expectation of a 29% phase-out in 2007 based on forward market prices and volatilities at June 30, 2007. In the first quarter of 2007, we recorded $7.9 million of additional tax credits related to 2006 to reflect the impact of the final oil reference price and inflation factor published by the Internal Revenue Service (IRS) in 2007.

Based on forward market prices and volatilities as of July 27, 2007, we currently estimate a 44% tax credit phase-out in 2007. The expected amount of synthetic fuel tax credits phased-out may change materially from period to period as a result of continued changes in oil prices.

We discuss the adoption of the Financial Accounting Standards Board’s (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, beginning on page 22.

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

At June 30, 2007, the total amount of commitments was $7,994.6 million. These commitments are primarily related to our merchant energy business.

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

Guarantees

Our guarantees do not represent incremental Constellation Energy obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure based on the stated limit of our outstanding guarantees:

At June 30, 2007	Stated Limit
(In millions)
Competitive supply guarantees	$11,683.0
Nuclear guarantees	783.6
BGE guarantees	263.3
Other non-regulated guarantees	79.0
Power project guarantees	19.2
Total guarantees	$12,828.1

At June 30, 2007, Constellation Energy had a total of $12,828.1 million in guarantees outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

♦  Constellation Energy guaranteed $11,683.0 million on behalf of our subsidiaries for competitive supply activities. These guarantees are put into place in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. While the face amount of these guarantees is $11,683.0 million, our calculated fair value of obligations for commercial transactions covered by these guarantees was $3,493.2 million at June 30, 2007. The $3,493.2 million represents the total amount Constellation Energy could be required to fund based on market prices as of June 30, 2007, if the subsidiaries do not honor contractual commitments covered by these guarantees. For those guarantees related to our mark-to-market energy or risk management liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.

♦  Constellation Energy guaranteed $783.6 million primarily on behalf of our nuclear generating facilities for nuclear insurance and credit support to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants.

♦  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Trust II.

♦  BGE guaranteed two-thirds of certain debt of Safe Harbor Water Power Corporation, an unconsolidated investment. At June 30, 2007, Safe Harbor Water Power Corporation had outstanding debt of $20.0 million. The maximum amount of BGE’s guarantee is $13.3 million.

♦  Constellation Energy guaranteed $67.6 million on behalf of our other nonregulated businesses primarily for loans and performance bonds of which $25.0 million was recorded in our Consolidated Balance Sheets at June 30, 2007.

♦  Our other nonregulated business guaranteed $11.4 million primarily for performance bonds.

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

68th Street Dump

In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, which is its list of sites targeted for clean-up and enforcement, and sent a general notice letter to BGE and 19 other parties identifying them as potentially liable parties at the site. In March 2004, we and other potentially responsible parties formed the 68th Street Coalition and entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the EPA and 19 of the potentially responsible parties, including BGE, with respect to investigation of the site became effective. The settlement requires the potentially responsible parties, over the course of several years, to identify contamination at the site and recommend clean-up options. BGE is fully indemnified by a wholly-owned subsidiary of Constellation Energy for costs related to this settlement, as well as any clean-up costs. The clean-up costs will not be known until the investigation is closer to completion. However, those costs could have a material effect on our financial results.

Spring Gardens

In December 1996, BGE signed a consent order with the Maryland Department of the Environment that requires it to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. The Spring Gardens site was once used to manufacture gas from coal and oil. Based on remedial action plans and cost modeling performed in late 2006, BGE estimates its probable clean-up costs will total $43 million. BGE has recorded these costs as a liability in its Consolidated Balance Sheets and has deferred these costs, net of accumulated amortization and amounts it recovered from insurance companies, as a regulatory asset. Based on the results of studies at this site, it is reasonably possible that additional costs could exceed the amount BGE has recognized by approximately $3 million. Through June 30, 2007, BGE has spent approximately $40 million for remediation at this site.

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

In May 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment to resolve alleged violations of air quality opacity standards at three fossil fuel plants in Maryland. The consent decree requires the subsidiary to pay a $100,000 penalty, provide $100,000 to a supplemental environmental project, and install technology to control emissions from those plants.

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

Challenges to the Illinois Auction

In March 2007, the Illinois Attorney General filed a complaint at FERC against the wholesale suppliers, including our wholesale marketing, risk management and trading operation, that were successful bidders in the recent Illinois auction. The complaint alleges that the rates resulting from the auction are not “just and reasonable” and requests that FERC commence a proceeding to determine if the rates are just and reasonable and to investigate evidence of price manipulation. In July 2007, the Illinois legislature approved comprehensive legislation to address several energy issues in the state, including dismissal of all claims against wholesale suppliers by the Attorney General, both in the state of Illinois and before the FERC.  This legislation is now before the Governor of Illinois, awaiting his signature.

In addition, two class action complaints have been filed in Illinois state court against these wholesale suppliers alleging that they engaged in deceptive practices, including colluding in setting prices and actual price fixing. The complaints seek unspecified damages in an amount to be proven at trial. These complaints subsequently were moved to federal court.

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

In rulings applicable to all but four of the cases, involving claims related to approximately 45 children, the Circuit Court for Baltimore City dismissed with prejudice all claims against BGE and Constellation Energy. Plaintiffs may attempt to pursue appeals of the rulings in favor of BGE and Constellation Energy once the cases are finally concluded as to all defendants. We believe that we have meritorious defenses and intend to defend the remaining actions vigorously. However, we cannot predict the timing, or outcome, of these cases, or their possible effect on our, or BGE’s, financial results.

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

Commodity Prices

Our merchant energy business uses a variety of derivative and non-derivative instruments to manage the commodity price risk of our competitive supply activities and our electric generation facilities, including power sales, fuel and energy purchases, gas purchased for resale, emission credits, weather risk, freight, and the market risk of outages. In order to manage these risks, we may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include:

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

Our merchant energy business designated certain fixed-price forward contracts as cash-flow hedges of forecasted sales of energy and forecasted purchases of fuel and energy for the years 2007 through 2015 under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Our merchant energy business had net unrealized pre-tax losses on these cash-flow hedges recorded in “Accumulated other comprehensive loss” of $1,547.8 million at June 30, 2007 and $2,227.1 million at December 31, 2006.

We expect to reclassify $864.0 million of net pre-tax losses on cash-flow hedges from “Accumulated other comprehensive loss” into earnings during the next twelve months based on market prices at June 30, 2007. However, the actual amount reclassified into earnings could vary from the amounts recorded at June 30, 2007, due to future changes in market prices. Additionally, for cash-flow hedges settled by physical delivery of the underlying commodity, “Reclassification of net losses on hedging instruments from OCI to net income” represents the fair value of those derivatives, which is realized through gross settlement at the contract price.

During the six months ended June 30, 2007, we de-designated contracts previously designated as cash-flow hedges for which the forecasted transactions originally hedged are probable of not occurring and as a result we recognized a pre-tax loss of $21.6 million. We discuss the transaction that accounts for substantially all of this amount in more detail in the Constellation Energy Partners LLC section beginning on page 12. During the six months ended June 30, 2006, we de-designated contracts previously designated as cash-flow hedges and as a result we recognized a pre-tax loss of $10.5 million.

Our merchant energy business also enters into natural gas storage contracts under which the gas in storage qualifies for fair value hedge accounting treatment under SFAS No. 133.

We record changes in fair value of hedges related to our retail competitive supply operations as a component of “Fuel and purchased energy expenses” in our Consolidated Statements of Income. We record changes in fair value of hedges related to our wholesale competitive supply operations as a component of “Nonregulated revenues” in our Consolidated Statements of Income.

We recorded in earnings the following pre-tax gains (losses) related to hedge ineffectiveness:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Cash-flow hedges	$(13.8)	$10.8	$(30.3)	$5.6
Fair value hedges	3.3	2.6	1.1	1.6
Total	$(10.5)	$13.4	$(29.2)	$7.2

The ineffectiveness amounts in the table above exclude $16.4 million of pre-tax losses that we recognized as a result of market price changes for the quarter and six months ended June 30, 2007. These losses represent the change in fair value of derivatives that did not qualify for cash-flow hedge accounting due to reduced price correlation between the hedge and the risk being hedged, but remain designated as hedges prospectively. Corresponding amounts for the prior year were immaterial.

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

“Accumulated other comprehensive loss” includes net unrealized pre-tax gains on interest rate cash-flow hedges terminated upon debt issuance totaling $11.9 million at June 30, 2007 and $12.5 million at December 31, 2006. We expect to reclassify $0.1 million of pre-tax net losses on these cash-flow hedges from “Accumulated other comprehensive loss” into “Interest expense” during the next twelve months. We had no hedge ineffectiveness on these swaps.

In order to optimize the mix of fixed and floating-rate debt, we entered into interest rate swaps qualifying as fair value hedges relating to $450.0 million of our fixed-rate debt maturing in 2012 and 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized loss of $16.3 million at June 30, 2007 and was recorded as an increase in our “Risk management liabilities” and a decrease in our “Long-term debt.” The fair value of these hedges was an unrealized loss of $7.1 million at December 31, 2006 and was recorded as an increase in our “Risk management liabilities” and a decrease in our “Long-term debt.” We had no hedge ineffectiveness on these interest rate swaps.

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

FSP FIN 39-1

In April 2007, the FASB issued Staff Position (FSP) FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 permits an entity to report all derivatives recorded at fair value with any associated fair value cash collateral, which are with the same counterparty under a master netting arrangement, together in the balance sheet. Our wholesale competitive supply operation reports derivative amounts under master netting arrangements net in accordance with FIN 39, Offsetting of Amounts Related to Certain Contracts; however, we report fair value cash collateral separately from our derivative amounts. Under the provisions of this FSP, we must either report all derivatives recorded at fair value net with the associated fair value cash collateral or report all derivative amounts gross. The effects of FSP FIN 39-1 must be applied by adjusting all financial statements presented beginning January 1, 2008. We are currently evaluating the impact of this FSP; however, this FSP could have a material impact on our financial results.

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

The adoption of FIN 48 on January 1, 2007, resulted in our recording a $7.3 million incremental liability for unrecognized tax benefits and a corresponding reduction in “Retained earnings” in our Consolidated Balance Sheets as a cumulative effect of change in accounting principle. We also reclassified $49.4 million from existing tax liabilities (primarily deferred income taxes) to the new FIN 48 liability for unrecognized tax benefits. Our resulting total $56.7 million FIN 48 liability for unrecognized tax benefits included $12.1 million of accrued interest and penalties.

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

The following table summarizes our total unrecognized tax benefits at January 1, 2007. There have been no significant changes to our unrecognized tax benefits during the six months ended June 30, 2007.

At January 1, 2007
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

Recently, the IRS has proposed certain adjustments to our 2002-2004 deductions for repairs and casualty losses. We do not anticipate the adjustments, if any, would result in a material impact on our financial results. However, we anticipate that it is reasonably possible that an additional payment in the range of $20 to $25 million will be made by June 30, 2008, which will reduce our liabilities for unrecognized tax benefits.

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

Our wholesale marketing, risk management, and trading operation supplied a substantial portion of BGE’s market-based standard offer service obligation to residential electric customers through May 31, 2007, and will supply a portion of BGE’s market-based standard offer service obligations for electric customers from June 1, 2007 through May 31, 2009.

The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Purchased energy	$254.3	$220.7	$557.0	$408.3

In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. We believe this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity.

The following table presents the costs Constellation Energy charged to BGE in each period.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Charges to BGE	$35.5	$30.1	$69.8	$61.7

Balance Sheet

BGE participates in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. Under this arrangement, BGE had borrowed $270.8 million at June 30, 2007 and had invested $60.6 million at December 31, 2006.

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

This Quarterly Report on Form 10-Q is a combined report of Constellation Energy and BGE. References in this report to “we” and “our” are to Constellation Energy and its subsidiaries, collectively. References in this report to the “regulated business(es)” are to BGE. We discuss our business in more detail in Item 1—Business section of our 2006 Annual Report on Form 10-K and we discuss the risks affecting our business in Item 1A. Risk Factors section on page 49.

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

As you read this discussion and analysis, refer to our Consolidated Statements of Income on page 3, which present the results of our operations for the quarters and six months ended June 30, 2007 and 2006. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income.

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

Business Environment

With the evolving regulatory environment surrounding customer choice, increasing competition, and the growth of our merchant energy business, various factors affect our financial results. We discuss these various factors in the Forward Looking Statements section on page 50 and in Item 1A. Risk Factors section on page 49. We discuss our market risks in the Market Risk section beginning on page 45.

In this section, we discuss in more detail events which have impacted our business during 2007.

Regulation by the Maryland PSC

In April 2007, Senate Bill 400 was enacted, which makes certain modifications to Senate Bill 1. We discuss Senate Bill 1 in more detail in Item 1. Business—Electric Regulatory Matters and Competition section of our 2006 Annual Report on Form 10-K. Under Senate Bill 400, the Maryland Public Service Commission (Maryland PSC) is required to initiate several studies, including studies relating to stranded costs, the costs and benefits of various options for regulation, and the structure of the electric industry in Maryland. The Maryland PSC is required to submit an interim report by December 1, 2007 and a final report by December 1, 2008. We cannot at this time predict the outcome of these studies or their actual effect on our, or BGE’s, financial results, but it could be material.

As required by Senate Bill 1, in May 2007, the Maryland PSC approved a plan allowing residential electric customers the option to defer the transition to market rates from June 1, 2007 to January 1, 2008.  Customers participating in the plan will repay the deferred charges beginning April 1, 2008 through December 31, 2009 without interest. Only 4 percent of BGE's residential electric customers opted into this plan, while the remaining

96 percent moved to full market rates effective June 1, 2007. The total amount deferred under this plan is expected to be approximately $6 million.

The Maryland PSC is expected to hold hearings relating to the relationship between Constellation and BGE and the impact of that relationship on the rates paid by BGE residential electric customers. We cannot at this time predict the outcome of any hearings that may be held or how such outcome may affect our, or BGE’s, financial results, but it could be material.

Environmental Matters

Air Quality

National Ambient Air Quality Standards (NAAQS)

In June 2007, the United States Court of Appeals for the District of Columbia Circuit denied a petition by the Environmental Protection Agency (EPA) to rehear a Court decision finding that the EPA must impose fees on emissions sources that failed to achieve applicable ozone standards retroactive to November 2005.  At this time, we cannot predict the EPA’s response to the Court’s denial for rehearing including whether the EPA will appeal to the U.S. Supreme Court.  In addition, the exact method of computing these fees has not been established and will depend in part on state implementation regulations that have not been finalized.  Consequently, we are unable to estimate the ultimate financial impact of the fees in light of the uncertainty surrounding the methodology that will be used in calculating the fees.  However, any fees that are ultimately assessed could have a material impact on our financial results.

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

Water Quality

Water Intake Regulations

In response to a ruling by the United States Court of Appeals for the Second Circuit that the EPA’s water intake regulations did not properly implement the Clean Water Act requirements in a number of areas, the EPA suspended the second phase of the regulations for existing facilities pending further rulemaking, and directed permitting authorities to use their best professional judgment to establish controls for cooling water intake structures that reflect the best technology available for minimizing adverse environmental impact.  We continue to evaluate our compliance options in light of the court decision and the EPA’s order.  Until we determine our most viable option, we cannot estimate our compliance costs.  However, those costs could be material.

Capital Expenditures

As discussed in our 2006 Annual Report on Form 10-K, we expect to incur additional environmental capital expenditures to comply with air quality laws and regulations. Based on updated information from vendors, we expect our estimated environmental capital requirements to be approximately $200 million in 2007, $550 million in 2008, $330 million in 2009 and $30 million from 2010-2011.

Our estimates may change further as we implement our compliance plan. As discussed in our 2006 Annual Report on Form 10-K, our estimates of capital expenditures continue to be subject to significant uncertainties.

Accounting Standards Issued and Adopted

We discuss recently issued and adopted accounting standards in the Accounting Standards Issued and Accounting Standards Adopted sections of the Notes to Consolidated Financial Statements beginning on page 21.

Events of 2007

Constellation Energy Partners LLC

We discuss the issuances of Constellation Energy Partners LLC equity and their impact on our financial results in more detail in the Notes to Consolidated Financial Statements beginning on page 12.

Acquisitions

Working Interests in Gas Producing Fields

In March 2007, we acquired working interests in gas and oil producing fields. We discuss this acquisition in more detail in the Notes to Consolidated Financial Statements on page 13.

Contract and Portfolio Acquisitions

In June 2007, our wholesale marketing, risk management, and trading operation acquired a portfolio of energy contracts in the southeast region of the United States. We discuss this in more detail in the Notes to Consolidated Financial Statements bginning on page 13.

Cornerstone Energy

In July 2007, we acquired Cornerstone Energy, Inc. We discuss this acquisition in more detail in the Notes to Consolidated Financial Statements on page 14.

Shipping Joint Venture

We formed a shipping joint venture in which we have a 50% ownership interest. We discuss this joint venture in more detail in the Notes to Consolidated Financial Statements on page 14.

Rate Stabilization Bonds

In 2007, BGE formed a special purpose bankruptcy-remote entity to purchase rate stabilization property from BGE and to issue rate stabilization bonds. We discuss this entity and the related financing in more detail in the Notes to Consolidated Financial Statements on pages 11 and 16.

Electricite de France Joint Venture

In July 2007, we announced a joint venture, UniStar Nuclear Energy, LLC, with an affiliate of Electricite de France.  We discuss this joint venture in more detail in the Notes to Consolidated Financial Statements on page 14.

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

Based on forward market prices and volatilities and current production levels as of June 30, 2007, we estimate a 29% tax credit phase-out in 2007. We discuss the impact of synthetic fuel tax credits on our total income tax expense and effective tax rate in the Notes to Consolidated Financial Statements beginning on page 16.

Based on forward market prices and volatilities and current production levels as of July 27, 2007, we currently estimate a 44% tax credit phase-out in 2007. However, the ultimate amount of tax credits phased-out for 2007, if any, is subject to change based on the actual reference price and production levels for the entire year.

Results of Operations for the Quarter and Six Months Ended June 30, 2007
Compared with the Same Periods of 2006

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss earnings for our operating segments. We discuss changes in other income, fixed charges, and income taxes, as necessary, in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section on page 40.

Overview

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, after-tax)
Merchant energy	$102.2	$52.6	$223.8	$84.8
Regulated electric	19.4	19.9	51.6	53.5
Regulated gas	(5.7)	(1.4)	28.0	33.6
Other nonregulated	0.4	2.9	10.2	3.7
Income from Continuing Operations	116.3	74.0	313.6	175.6
Income (loss) from discontinued operations	—	19.1	(1.6)	31.4
Net Income	$116.3	$93.1	$312.0	$207.0
Other Items Included in Operations
Impairment losses and other costs	$(12.2)	$—	$(12.2)	$—
Non-qualifying hedges	1.4	—	(7.9)	(9.7)
Workforce reduction costs	(1.5)	—	(1.5)	(1.3)
Merger-related costs	—	(6.0)	—	(7.5)
Total Other Items	$(12.3)	$(6.0)	$(21.6)	$(18.5)

Certain prior-period amounts have been reclassified to conform with the current period’s presentation.

Quarter Ended June 30, 2007

Our total net income for the quarter ended June 30, 2007 increased $23.2 million, or $0.12 per share, compared to the same period of 2006 mostly because of the following:

♦  We had higher earnings of approximately $34 million after-tax at our merchant energy business due to higher gross margin from the Mid-Atlantic Region. We discuss this increase in gross margin in more detail in the Mid-Atlantic Region section beginning on page 31.

♦  We had higher earnings of approximately $24 million after-tax from an increase in other income mostly due to interest income resulting from a higher cash balance primarily from proceeds from the sale of gas-fired plants in December 2006, and lower fixed charges due to the repayment of $600 million of long-term debt in April 2007.

♦  We had higher earnings of $13.8 million after-tax from our facilities that produce synthetic fuel. We discuss the impact of synthetic fuel tax credits from these facilities in more detail in the Notes to Consolidated Financial Statements beginning on page 16.

♦  We had higher earnings of $6.0 million after-tax due to the absence of merger-related costs associated with our cancelled merger with FPL Group.

These increases were partially offset by the following:

♦  We had lower earnings from discontinued operations of $19.1 million after-tax.

♦  We had lower earnings due to a $12.2 million after-tax charge related to a cancelled wind development project. We discuss this charge in more detail in the Notes to Consolidated Financial Statements on page 12.

♦  We had lower earnings of $18.3 million after-tax at our retail competitive supply operation. We discuss our retail gross margin in more detail in the Competitive Supply section on page 31.

♦  We had lower earnings of $4.8 million after-tax at our regulated businesses due to higher operations and maintenance expenses.

Six Months Ended June 30, 2007

Our total net income for the six months ended June 30, 2007 increased $105.0 million, or $0.56 per share, compared to the same period of 2006 mostly because of the following:

♦  We had higher earnings of approximately $126 million after-tax at our merchant energy business due to higher gross margin from the Mid-Atlantic Region. We discuss this increase in gross margin in more detail in the Mid-Atlantic Region section beginning on page 31.

♦  We had higher earnings of approximately $39 million after-tax from an increase in other income mostly due to interest income resulting from a higher cash balance primarily from proceeds from the sale of gas-fired plants in December 2006, and lower fixed charges due to the repayment of $600 million of long-term debt in April 2007.

♦  We had higher earnings of $28.7 million after-tax from our facilities that produce synthetic fuel.

♦  We had higher earnings of $7.5 million after-tax, due to the absence of merger-related costs associated with our cancelled merger with FPL Group.

These increases were partially offset by the following:

♦  We had lower earnings of approximately $42 million after-tax due to lower gross margin at our wholesale competitive supply operation. We discuss our mark-to-market and wholesale accrual results in more detail in the Competitive Supply section beginning on page 32.

♦  We had lower earnings from discontinued operations of $33.0 million after-tax.

♦  We had lower earnings due to a $12.2 million after-tax charge related to a cancelled wind development project. We discuss this charge in more detail in the Notes to Consolidated Financial Statements on page 12.

♦  We had lower earnings of $7.5 million after-tax at our regulated businesses due to higher operations and maintenance expenses.

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

Mark-to-market accounting requires us to make estimates and assumptions using judgment in determining the fair value of certain contracts and in recording revenues from those contracts. We discuss the effects of mark-to-market accounting on our results in the Competitive Supply—Mark-to-Market section beginning on page 32.

Our wholesale marketing, risk management, and trading operation actively transacts in energy and energy-related commodities in order to manage our portfolio of energy purchases and sales to customers through structured transactions. As part of these activities, we trade energy and energy-related commodities and deploy risk capital in the management of our portfolio in order to earn additional returns. These activities are managed through daily value at risk and stop loss limits and liquidity guidelines, and may have a material impact on our financial results. We discuss the impact of our trading activities and value at risk in more detail in the Competitive Supply—Mark-to-Market section beginning on page 32 and the Market Risk section on page 45.

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Revenues	$4,339.7	$3,907.9	$8,726.1	$7,991.2
Fuel and purchased energy expenses	(3,668.3)	(3,258.7)	(7,377.1)	(6,806.7)
Operating expenses	(431.7)	(416.7)	(851.9)	(779.0)
Impairment losses and other costs	(20.2)	—	(20.2)	—
Workforce reduction costs	(2.3)	—	(2.3)	(2.2)
Merger-related costs	—	(5.0)	—	(6.3)
Depreciation, depletion, and amortization	(67.9)	(66.6)	(130.8)	(130.7)
Accretion of asset retirement obligations	(18.2)	(16.7)	(35.9)	(33.2)
Taxes other than income taxes	(29.1)	(30.1)	(55.9)	(59.6)
Income from Operations	$102.0	$114.1	$252.0	$173.5
Income from Continuing Operations (after-tax)	$102.2	$52.6	$223.8	$84.8
Income from discontinued operations (after-tax)	—	19.1	(1.6)	30.5
Net Income	$102.2	$71.7	$222.2	$115.3
Other Items Included in Operations (after-tax)
Impairment losses and other costs	$(12.2)	$—	$(12.2)	$—
Non-qualifying hedges	1.4	—	(7.9)	(9.7)
Workforce reduction costs	(1.5)	—	(1.5)	(1.3)
Merger-related costs	—	(4.2)	—	(5.2)
Total Other Items	$(12.3)	$(4.2)	$(21.6)	$(16.2)

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

♦  Plants with Power Purchase Agreements—our Nine Mile Point and Ginna nuclear generating facilities.

♦  Wholesale Competitive Supply—our marketing,   risk management, and trading operation that provides energy products and services (including portfolio management and trading activities) primarily to distribution utilities, power generators, and other wholesale customers. We also provide global energy, logistics, and downstream natural gas services.

♦  Retail Competitive Supply—our operation that provides electric and gas energy products and services to commercial, industrial, and governmental customers.

♦  Other—our investments in qualifying facilities and domestic power projects and our generation operations and maintenance services.

We provide a summary of our revenues, fuel and purchased energy expenses, and gross margin as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollar amounts in millions)
Revenues:
Mid-Atlantic Region	$684.3	$651.6	$1,232.2	$1,117.0
Plants with Power Purchase Agreements	162.3	150.9	313.5	303.3
Competitive Supply
Retail	2,158.7	1,845.9	4,380.2	3,870.1
Wholesale	1,330.5	1,249.9	2,775.7	2,670.4
Other	3.9	9.6	24.5	30.4
Total	$4,339.7	$3,907.9	$8,726.1	$7,991.2
Fuel and purchased energy expenses:
Mid-Atlantic Region	$(375.6)	$(398.9)	$(670.9)	$(765.0)
Plants with Power Purchase Agreements	(19.6)	(19.1)	(37.6)	(34.8)
Competitive Supply
Retail	(2,085.3)	(1,751.8)	(4,188.8)	(3,702.7)
Wholesale	(1,187.8)	(1,088.9)	(2,479.8)	(2,304.2)
Other	—	—	—	—
Total	$(3,668.3)	$(3,258.7)	$(7,377.1)	$(6,806.7)

		% of Total		% of Total		% of Total		% of Total
Gross Margin:
Mid-Atlantic Region	$308.7	46%	$252.7	39%	$561.3	42%	$352.0	30%
Plants with Power Purchase Agreements	142.7	21	131.8	20	275.9	20	268.5	23
Competitive Supply
Retail	73.4	11	94.1	14	191.4	14	167.4	14
Wholesale	142.7	22	161.0	25	295.9	22	366.2	31
Other	3.9	—	9.6	2	24.5	2	30.4	2
Total	$671.4	100%	$649.2	100%	$1,349.0	100%	$1,184.5	100%

Certain prior-period amounts have been reclassified to conform with the current period’s presentation

Merchant energy gross margin for the quarter ended June 30, 2007 includes the effects of market price changes on derivatives designated as cash-flow and fair value hedges. These market price changes had two primary impacts on the quarter and six months ended June 30, 2007 compared to the same periods in 2006:

♦  We experienced a significant increase in the level of ineffectiveness associated with derivatives that qualified for hedge accounting treatment during the quarter.

♦  Additionally, we were required to discontinue the application of hedge accounting treatment for certain derivatives due to insufficient price correlation between the hedge and the risk being hedged. As a result, the full change in the fair value of these derivatives has been recorded in earnings for the quarter. While certain of these derivatives are eligible and remain designated for hedge accounting in the future, others may not qualify for prospective designation as hedges due to continued insufficient price correlations.

The merchant energy gross margin impact for the quarter ended June 30, 2007 from the effect of market price changes on derivatives designated as cash-flow and fair value hedges is summarized as follows:

(In millions)
Ineffectiveness on derivatives that qualified for hedge accounting treatment during the quarter	$(10.5)
Effect of reduced price correlation on derivatives that did not qualify for hedge accounting treatment during the quarter
Derivatives that remain designated as hedges prospectively	(16.4)
Derivatives not eligible for designation as hedges prospectively	(37.0)
Total	$(63.9)

We discuss below the impact of these items on the applicable categories of merchant energy gross margin for the quarter and six months ended June 30, 2007 compared to the same periods of 2006. We discuss our hedging activities in more detail in the Notes to Consolidated Financials beginning on page 20.

Mid-Atlantic Region

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Revenues	$684.3	$651.6	$1,232.2	$1,117.0
Fuel and purchased energy expenses	(375.6)	(398.9)	(670.9)	(765.0)
Gross margin	$308.7	$252.7	$561.3	$352.0

The increase in gross margin during the quarter ended June 30, 2007 compared to the same period of 2006 is primarily due to approximately $106 million in higher margins on new and existing contracts, which included the effect of the expiration of below-market hedges. This increase in gross margin included higher revenues from BGE of approximately $34 million during the quarter ended June 30, 2007 compared to the same period of 2006. As discussed in our 2006 Annual Report on Form 10-K, our wholesale marketing, risk management, and trading operation served fixed-price standard offer service obligations to BGE from July 1, 2000 until July 1, 2006.

The increase from higher margins on new and existing contracts was partially offset by the following:

♦  the unfavorable impact of approximately $36 million related to losses recognized on cash-flow hedges due to ineffectiveness and certain cash-flow hedges that did not qualify for hedge accounting during the quarter. We discuss this in more detail on page 30, and

♦  the absence of competitive transition charge (CTC) revenue of $14.3 million. In June 2006, all customers completed their CTC obligation.

The increase in gross margin during the six months ended June 30, 2007 compared to the same period of 2006 is primarily due to approximately $289 million in higher margins on new and existing contracts, which included the effect of the expiration of below-market hedges. This increase in gross margin included higher revenues from BGE of approximately $149 million during the six months ended June 30, 2007 compared to the same period of 2006. The increase in gross margin was partially offset by the following:

♦  the unfavorable impact of approximately $44 million related to losses recognized on cash-flow hedges due to ineffectiveness and certain cash-flow hedges that did not qualify for hedge accounting during the quarter, and

♦  absence of CTC revenue of $35.5 million.

Plants with Power Purchase Agreements

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Revenues	$162.3	$150.9	$313.5	$303.3
Fuel and purchased energy expenses	(19.6)	(19.1)	(37.6)	(34.8)
Gross margin	$142.7	$131.8	$275.9	$268.5

Gross margin from our Plants with Power Purchase Agreements was slightly higher primarily due to greater output from our Ginna nuclear facility for the quarter and the six months ended June 30, 2007 compared to the same periods of 2006. During the fourth quarter of 2006, we completed a planned outage at Ginna, which included increasing the plant capacity from 498 megawatts to the current 581 megawatts.

Competitive Supply

Retail

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Accrual revenues	$2,154.5	$1,843.1	$4,377.3	$3,859.9
Fuel and purchased energy expenses	(2,065.5)	(1,749.5)	(4,165.9)	(3,683.5)
Retail accrual activities	89.0	93.6	211.4	176.4
Mark-to-market activities	(15.6)	0.5	(20.0)	(9.0)
Gross margin	$73.4	$94.1	$191.4	$167.4

The decrease in accrual gross margin from our retail competitive supply activities during the quarter ended June 30, 2007 compared to the same period of 2006 is primarily due to the unfavorable impact of approximately $12 million related to losses recognized during the quarter ended June 30, 2007 on hedges due to ineffectiveness and certain hedges that did not qualify for hedge accounting. We discuss this in more detail on page 30. This unfavorable impact was mostly offset by approximately $7 million primarily related to the positive impact of higher volumes served at higher contract rates per megawatt hour and lower costs to serve load in our retail electric operations.

The increase in accrual gross margin from our retail competitive supply activities during the six months ended June 30, 2007 compared to the same period of 2006 is primarily due to the positive impact of higher volumes served at higher contract rates per megawatt hour and lower costs to serve load in our retail electric operations, which was partially offset by approximately $15 million related to losses recognized during the six months ended June 30, 2007 on hedges due to ineffectiveness and certain hedges that did not qualify for hedge accounting.

Wholesale

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Accrual revenues	$1,263.7	$1,144.5	$2,751.7	$2,467.7
Fuel and purchased energy expenses	(1,187.8)	(1,088.9)	(2,479.8)	(2,304.2)
Wholesale accrual activities	75.9	55.6	271.9	163.5
Mark-to-market revenues	66.8	105.4	24.0	202.7
Gross margin	$142.7	$161.0	$295.9	$366.2

Our wholesale marketing, risk management, and trading operation had higher accrual gross margin during the quarter ended June 30, 2007 compared to the same period of 2006 primarily due to approximately $49 million from new contracts executed during 2007, higher realized gross margin associated with existing contracts, and the favorable impact of higher energy prices. These increases in gross margin were partially offset by the recognition of approximately $29 million related to losses recognized on cash-flow hedges due to ineffectiveness and certain cash-flow hedges that did not qualify for hedge accounting during the quarter ended June 30, 2007. We discuss this in more detail on page 30.

Our wholesale marketing, risk management, and trading operation had higher accrual gross margin during the six months ended June 30, 2007 compared to the same period of 2006 primarily due to approximately $172 million from new contracts executed during 2007, higher realized gross margin associated with existing contracts, and the favorable impact of higher energy prices. These increases in gross margin were partially offset by the recognition of approximately $30 million related to losses recognized on cash-flow hedges due to ineffectiveness and certain cash-flow hedges that did not qualify for hedge accounting during the quarter ended June 30, 2007 and approximately $34 million in losses recorded during the quarter ended March 31, 2007 for amounts reclassified from “Accumulated other comprehensive loss” to earnings related to:

♦  as discussed in more detail in the Notes to Consolidated Financial Statements on page 12, as a result of the anticipated CEP equity issuance and subsequent deconsolidation, we determined that the hedged forecasted sales were probable of not occurring, which resulted in the reclassification of losses from “Accumulated other comprehensive loss” into earnings.

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

As a result of the nature of our operations and the use of mark-to-market accounting for certain activities, mark-to-market earnings will fluctuate. We cannot predict these fluctuations, but the impact on our earnings could be material. We discuss our market risk in more detail in the Market Risk section beginning on page 45. The primary factors that cause fluctuations in our mark-to-market results are:

♦  the number, size, and profitability of new transactions, including termination or restructuring of existing contracts,

♦  the number and size of our open derivative positions, and

♦  changes in the level and volatility of forward commodity prices and interest rates.

Mark-to-market results were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Unrealized mark-to-market results
Origination gains	$1.5	$2.7	$33.1	$6.0
Risk management and trading—mark-to-market
Unrealized changes in fair value	49.7	103.2	(29.1)	187.7
Changes in valuation techniques	—	—	—	—
Reclassification of settled contracts to realized	(18.9)	(104.8)	(61.2)	(228.9)
Total risk management and trading—mark-to-market	30.8	(1.6)	(90.3)	(41.2)
Total unrealized mark-to-market*	32.3	1.1	(57.2)	(35.2)
Realized mark-to-market	18.9	104.8	61.2	228.9
Total mark-to-market results	$51.2	$105.9	$4.0	$193.7

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

During the first six months of 2007, our wholesale marketing, risk management, and trading operation amended certain nonderivative power sales contracts such that the new contracts are derivatives subject to mark-to-market accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Simultaneous with the amending of the nonderivative contracts, we executed at current market prices several new offsetting derivative power purchase contracts subject to mark-to-market accounting. The combination of these transactions resulted in substantially all of the origination gains presented for the first six months of 2007 in the table on the previous page, as well as mitigated our risk exposure under the amended contracts.

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

Total mark-to-market results decreased $54.7 million during the quarter ended June 30, 2007 compared to the same period of 2006 mostly because of a decrease in unrealized changes in fair value, which resulted from lower gains on open positions being recorded during the second quarter of 2007 compared to the same period of 2006. The decrease in fair value was primarily due to a less favorable price environment during the second quarter of 2007 compared to the same period of 2006.

Total mark-to-market results decreased $189.7 million during the six months ended June 30, 2007 compared to the same period of 2006 mostly because of a decrease in unrealized changes in fair value, partially offset by the increase in origination gains previously discussed. Unrealized changes in fair value decreased $216.8 million primarily due to losses on open positions resulting from an unfavorable price environment, which was partially offset by a $21.1 million favorable impact related to changes in the close-out adjustment during the six months ended June 30, 2007 compared to the same period of 2006.

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

Mark-to-Market Energy Assets and Liabilities

Our mark-to-market energy assets and liabilities are comprised of derivative contracts subject to mark-to-market accounting and consisted of the following:

	June 30, 2007	December 31, 2006
	(In millions)
Current Assets	$953.5	$1,294.8
Noncurrent Assets	755.8	623.4
Total Assets	1,709.3	1,918.2
Current Liabilities	728.6	1,071.7
Noncurrent Liabilities	448.2	392.4
Total Liabilities	1,176.8	1,464.1
Net mark-to-market energy asset	$532.5	$454.1

The following are the primary sources of the change in the net mark-to-market energy asset during the quarter and six months ended June 30, 2007:

	Quarter Ended June 30, 2007		Six Months Ended June 30, 2007
	(in millions)
Fair value beginning of period		$341.8		$454.1
Changes in fair value recorded in earnings
Origination gains	$1.5		$33.1
Unrealized changes in fair value	49.7		(29.1)
Changes in valuation techniques	—		—
Reclassification of settled contracts to realized	(18.9)		(61.2)
Total changes in fair value recorded as revenues		32.3		(57.2)
Changes in value of exchange-listed futures and options		40.0		8.6
Net change in premiums on options		41.0		87.9
Contracts acquired		114.1		93.6
Other changes in fair value		(36.7)		(54.5)
Fair value at end of period		$532.5		$532.5

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

The settlement terms of the net mark-to-market energy asset and sources of fair value as of June 30, 2007 are as follows:

	Settlement Term
	2007	2008	2009	2010	2011	2012	Thereafter	Fair Value
	(In millions)
Prices provided by external sources (1)	$136.7	$233.5	$20.7	$31.9	$31.0	$3.7	$1.4	$458.9
Prices based on models	(16.3)	29.1	32.6	15.8	12.6	(1.5)	1.3	73.6
Total net mark-to-market energy asset	$120.4	$262.6	$53.3	$47.7	$43.6	$2.2	$2.7	$532.5

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

Consistent with our risk management practices, we have presented the information in the table on the previous page based upon the ability to obtain reliable prices for components of the risks in our contracts from external price sources rather than on a contract-by-contract basis. Thus, the portion of long-term contracts that is valued using external price sources is presented under the caption “prices provided by external sources.” This is consistent with how we manage our risk, and we believe it provides the best indication of the basis for the valuation of our portfolio. Since we manage our risk on a portfolio basis rather than contract-by-contract, it is not practicable to determine separately the portion of long-term contracts that is included in each valuation category. We describe the commodities, products, and delivery periods included in each valuation category in detail below.

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

The electricity, fuel, and other contracts we hold have varying terms to maturity, ranging from contracts for delivery the next hour to contracts with terms of ten years or more. Because an active, liquid electricity futures market comparable to that for other commodities has not developed, the majority of contracts used in the wholesale marketing, risk management, and trading operation are direct contracts between market participants and are not exchange-traded or financially settling contracts that can be readily liquidated in their entirety through an exchange or other market mechanism. Consequently, we and other market participants generally realize the value of these contracts as cash flows become due or payable under the terms of the contracts rather than through selling or liquidating the contracts themselves.

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

The fair values in the table represent expected future cash flows based on the level of forward prices and volatility factors as of June 30, 2007 and could change significantly as a result of future changes in these factors. Additionally, because the depth and liquidity of the power markets varies substantially between regions and time periods, the prices used to determine fair value could be affected significantly by the volume of transactions executed.

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

Risk Management Assets and Liabilities

We record derivatives that qualify for designation as hedges under SFAS No. 133 in “Risk management assets and liabilities” in our Consolidated Balance Sheets. Our risk management assets and liabilities consisted of the following:

	June 30, 2007	December 31, 2006
	(In millions)
Current Assets	$189.9	$261.7
Noncurrent Assets	439.1	325.7
Total Assets	629.0	587.4
Current Liabilities	815.7	1,340.0
Noncurrent Liabilities	711.7	707.3
Total Liabilities	1,527.4	2,047.3
Net risk management liability	$(898.4)	$(1,459.9)

The decrease in our net risk management liability since December 31, 2006 of $561.5 million was due primarily to increases in power prices that increased the fair value of our cash-flow hedge positions, the settlement of cash-flow hedges during the six months ended June 30, 2007, and approximately $167 million of net cash-flow hedge assets acquired as part of a contract and portfolio  acquisition in June 2007. We discuss this contract and portfolio acquisition in more detail in the Notes to Consolidated Financial Statements  beginning on page 13.

Other

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Revenues	$3.9	$9.6	$24.5	$30.4

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

We discuss certain risks and uncertainties in more detail in the Forward Looking Statements section on page 50 and in Item 1A. Risk Factors section on page 49. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired under the provisions of Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock.

Operating Expenses

Our merchant energy business operating expenses increased $15.0 million during the quarter ended June 30, 2007 compared to the same period of 2006 mostly due to the following:

♦  an increase at our retail competitive supply operation totaling $10.3 million primarily related to the continued growth of this operation, and

♦  an increase of $4.7 million due to the growth in our upstream gas activities.

Our merchant energy business operating expenses increased $72.9 million during the six months ended June 30, 2007 compared to the same period of 2006 mostly due to the following:

♦  an increase at our competitive supply operations totaling $42.8 million primarily related to the continued growth of this operation  and higher compensation and benefit costs,

♦  an increase of $6.8 million due to the growth in business activities related to new nuclear development, and

♦  an increase of $6.4 million due to the growth in our upstream gas activities.

Impairment Losses and Other Costs

During the quarter ended June 30, 2007, our merchant energy business recorded a $20.2 million charge associated with a cancelled wind development project. We discuss the charge in more detail in the Notes to Consolidated Financial Statements on page 12.

Workforce Reduction Costs

During the quarter ended June 30, 2007, our merchant energy business recognized expenses of $2.3 million associated with our workforce reduction efforts at our Nine Mile Point nuclear facility. We discuss the workforce reduction in more detail in the Notes to Consolidated Financial Statements on page 12.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $3.7 million during the six months ended June 30, 2007 compared to the same period of 2006 primarily due to $2.9 million lower gross receipts tax at our retail competitive supply operation and a $2.1 million decrease due to the sale of our gas-fired plants. These decreases are partially offset by an increase of $1.1 million due to growth of our upstream gas business.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section of our 2006 Annual Report on Form 10-K.

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Revenues	$544.3	$498.7	$1,059.1	$1,002.7
Electricity purchased for resale expenses	(320.9)	(279.8)	(595.1)	(542.7)
Operations and maintenance expenses	(91.9)	(85.2)	(178.2)	(169.6)
Merger-related costs	—	(1.3)	—	(1.7)
Depreciation and amortization	(46.8)	(45.7)	(93.7)	(91.5)
Taxes other than income taxes	(34.5)	(32.8)	(69.7)	(66.8)
Income from Operations	$50.2	$53.9	$122.4	$130.4
Net Income	$19.4	$19.9	$51.6	$53.5
Other Items Included in Operations (after-tax):
Merger-related costs	$—	$(1.2)	$—	$(1.5)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Electric Revenues

The changes in electric revenues in 2007 compared to 2006 were caused by:

	Quarter Ended June 30, 2007 vs. 2006	Six Months Ended June 30, 2007 vs. 2006
	(In millions)
Distribution volumes	$2.8	$4.8
Standard offer service	125.6	327.7
Rate stabilization credits	(88.5)	(280.8)
Rate stabilization recovery	4.6	4.6
Senate Bill 1 credits	(5.8)	(11.0)
Total change in electric revenues from electric system sales	38.7	45.3
Other	6.9	11.1
Total change in electric revenues	$45.6	$56.4

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

The percentage changes in our distribution volumes, by type of customer, in 2007 compared to 2006 were:

	Quarter Ended June 30, 2007 vs. 2006	Six Months Ended June 30, 2007 vs. 2006
Residential	6.4%	8.4%
Commercial	6.0	4.9
Industrial	(3.5)	(5.0)

During the quarter ended June 30, 2007 compared to the same period of 2006, we distributed more electricity to residential customers mostly due to warmer weather and an increased number of customers, partially offset by decreased usage per customer. We distributed more electricity to commercial customers due to increased usage per customer, warmer weather, and an increased number of customers. We distributed less electricity to industrial customers primarily due to decreased usage per customer, partially offset by an increased number of customers.

During the six months ended June 30, 2007 compared to the same period of 2006, we distributed more electricity to residential and commercial customers due to increased usage per customer, warmer weather, and an increased number of customers. We distributed less electricity to industrial customers primarily due to decreased usage per customer, partially offset by an increased number of customers.

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative supplier. We discuss the provisions of Senate Bill 1 related to residential electric rates in the Item 1. Business—Electric Regulatory Matters and Competition section of our 2006 Annual Report on Form 10-K and recent developments related to residential electric rates in the Regulation by the Maryland PSC section beginning on page 24.

Standard offer service revenues increased during the quarter and six months ended June 30, 2007 compared to the same periods of 2006 mostly due to an increase in the standard offer service rates following the expiration of the residential rate freeze in July 2006, partially offset by lower standard offer service volumes mostly due to commercial and industrial customers that switched to an alternate supplier.

Rate Stabilization Credits

As a result of Senate Bill 1, we were required to defer from July 1, 2006 until May 31, 2007 a portion of the full market rate increase resulting from the expiration of the residential rate freeze. In addition, we offered a plan allowing residential customers the option to defer the transition to market rates from June 1, 2007 until January 1, 2008. Based on the number of customers electing to defer the transition to market rates from June 1, 2007 until January 1, 2008, the total amount deferred under this plan is expected to be approximately $6 million.

The increase in standard offer service revenues is mostly offset by the rate stabilization credits provided to residential electric customers in order to reduce market rates as required by Senate Bill 1.

Rate Stabilization Recovery

Recovery of the amounts deferred under the rate stabilization plan that ended on May 31, 2007 began in late June 2007.

Senate Bill 1 Credits

As a result of Senate Bill 1, beginning January 1, 2007, we were required to provide to residential electric customers a credit equal to the amount collected from all BGE ratepayers for the decommissioning of our Calvert Cliffs nuclear power plant and to suspend collection of the residential return component of the of the Provider of Last Resort (POLR) administrative charge collected through residential POLR rates through May 31, 2007. However, under the plan approved by the Maryland PSC in May 2007, as of June 1, 2007, we were required to provide all residential electric customers a credit for the residential return component of the administrative charge.

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Actual costs	$404.8	$279.8	$871.3	$542.7
Deferral under rate stabilization plans	(88.5)	—	(280.8)	—
Recovery under rate stabilization plans	4.6	—	4.6	—
Electricity purchased for resale	$320.9	$279.8	595.1	$542.7

Actual Costs

BGE’s actual costs for electricity purchased for resale increased $125.0 million during the quarter ended June 30, 2007 and $328.6 million for the six months ended June 30, 2007 compared to the same periods of 2006 primarily due to higher contract prices to purchase electricity for our residential customers following the expiration of contracts that were executed in 2000 as part of the implementation of electric deregulation in Maryland, partially offset by lower volumes mostly due to commercial and industrial customers that switched to an alternate supplier.

Deferral under Rate Stabilization Plans

We defer the difference between our actual costs of electricity purchased for resale and what we are allowed to bill customers under Senate Bill 1. During the quarter ended June 30, 2007, we deferred $88.5 million and during the six months ended June 30, 2007, we deferred $280.8 million in electricity purchased for resale expenses. Since July 1, 2006, we have deferred $602.7 million in electricity purchased for resale expenses. These deferred expenses, plus carrying charges, are included in “Regulatory Assets (net)” in our, and BGE’s, Consolidated Balance Sheets.

Recovery under Rate Stabilization Plans

In late June 2007, we began recovering previously deferred amounts from customers. During the quarter and six months ended June 30, 2007, we recovered $4.6 million in deferred electricity purchased for resale expenses. As discussed in Available Sources of Funding section on page 43, these collections secure the payment of principal and interest and other ongoing costs associated with rate stabilization bonds issued by a subsidiary of BGE in June 2007.

Electric Operations and Maintenance Expenses

Regulated operations and maintenance expenses increased $6.7 million in the quarter and $8.6 million in the six months ended June 30, 2007 compared to the same periods in 2006 mostly due to higher labor and benefit costs and the impact of inflation on other costs.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section of our 2006 Annual Report on Form 10-K.

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Gas revenues	$162.8	$143.6	$570.1	$563.8
Gas purchased for resale expenses	(102.9)	(83.8)	(387.0)	(382.2)
Operations and maintenance expenses	(39.4)	(35.1)	(76.2)	(70.7)
Merger-related costs	—	(0.6)	—	(0.8)
Depreciation and amortization	(11.7)	(11.5)	(23.7)	(23.4)
Taxes other than income taxes	(8.5)	(8.0)	(19.1)	(17.5)
Income from operations	$0.3	$4.6	$64.1	$69.2
Net (Loss) Income	$(5.7)	$(1.4)	$28.0	$33.6
Other Items Included in Operations (after-tax):
Merger-related costs	$—	$(0.4)	$—	$(0.6)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net loss from the regulated gas business increased $4.3 million during the quarter ended June 30, 2007 compared to the same period of 2006 mostly due to increased operations and maintenance expenses of $2.6 million after-tax. Net income from the regulated gas business decreased $5.6 million during the six months ended June 30, 2007 compared to the same period of 2006 primarily due to increased operations and maintenance expenses of $3.4 million after-tax.

Gas Revenues

The changes in gas revenues in 2007 compared to 2006 were caused by:

	Quarter Ended June 30, 2007 vs. 2006	Six Months Ended June 30, 2007 vs. 2006
	(In millions)
Distribution volumes	$4.0	$15.1
Revenue decoupling	(4.3)	(16.4)
Gas cost adjustments	18.4	33.0
Total change in gas revenues from gas system sales	18.1	31.7
Off-system sales	1.3	(24.5)
Other	(0.2)	(0.9)
Total change in gas revenues	$19.2	$6.3

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, in 2007 compared to 2006 were:

	Quarter Ended June 30, 2007 vs. 2006	Six Months Ended June 30, 2007 vs. 2006
Residential	21.4%	21.4%
Commercial	22.9	19.2
Industrial	(15.7)	(21.0)

During the quarter ended June 30, 2007 compared to the same period in 2006, we distributed more gas to residential customers due to colder weather and an increased number of customers, partially offset by decreased usage per customer. We distributed more gas to commercial customers compared to the same period of 2006 mostly due to an increased number of customers and colder weather, partially offset by decreased usage per customer. We distributed less gas to industrial customers mostly due to decreased usage per customer.

During the six months ended June 30, 2007 compared to the same period in 2006, we distributed more gas to residential customers due to colder weather, increased usage per customer and an increased number of customers. We distributed more gas to commercial customers due to an increased number of customers and colder weather, partially offset by decreased usage per customer. We distributed less gas to industrial customers mostly due to decreased usage per customer.

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

Gas cost adjustment revenues increased $18.4 million during the quarter ended June 30, 2007 compared to the same period of 2006 because we sold more gas at higher prices.

Gas cost adjustment revenues increased $33.0 million during the six months ended June 30, 2007 compared to the same period of 2006 because we sold more gas, partially offset by lower prices.

Off-System Gas Sales

Off-system gas sales are low-margin direct sales of gas to wholesale suppliers of natural gas. Off-system gas sales, which occur after we have satisfied our customers’ demand, are not subject to gas cost adjustments. The Maryland PSC approved an arrangement for part of the margin from off-

system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders). Changes in off-system sales do not significantly impact earnings.

Revenues from off-system gas sales increased during the quarter ended June 30, 2007 compared to the same period of 2006 because we sold gas at higher prices, partially offset by lower sales.

Revenues from off-system gas sales decreased during the six months ended June 30, 2007 compared to the same period of 2006 because we sold less gas at lower prices.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

Gas costs increased $19.1 million during the quarter ended June 30, 2007 compared to the same period of 2006 because we purchased more gas at higher prices.

Gas costs increased $4.8 million during the six months ended June 30, 2007 compared to the same period of 2006 because we purchased more gas, partially offset by lower prices.

Gas Operations and Maintenance Expenses

Regulated operations and maintenance expenses increased $4.3 million in the quarter and $5.5 million in the six months ended June 30, 2007 compared to the same periods in 2006 mostly due to higher labor and benefit costs and the impact of inflation on other costs.

Other Nonregulated Businesses

Results

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Revenues	$44.8	$62.9	$119.5	$123.8
Operating expense	(25.9)	(46.9)	(73.1)	(95.3)
Merger-related costs	—	(0.2)	—	(0.2)
Depreciation and amortization	(16.4)	(9.5)	(27.0)	(17.9)
Taxes other than income taxes	(0.7)	(0.6)	(1.3)	(1.2)
Income from Operations	$1.8	$5.7	$18.1	$9.2
Income from continuing operations (after-tax)	$0.4	$2.9	$10.2	$3.7
Income from discontinued operations (after-tax)	—	—	—	0.9
Net Income	$0.4	$2.9	$10.2	$4.6
Other Items Included in Operations (after-tax):
Merger-related costs	$—	$(0.2)	$—	$(0.2)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. The Information by Operating Segment section within the Notes to Consolidated Financial Statements on page 14 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income increased during the six months ended June 30, 2007 compared to the same periods of 2006 mostly due to the monetization of certain leasing arrangements that resulted in the cancellation of the leases.

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

Consolidated Nonoperating Income and Expenses

Gains on Sale of CEP LLC Equity

In the second quarter of 2007, CEP sold additional equity in a private placement. As a result of the sale of additional equity of CEP, we recognized pre-tax gains totaling $12.9 million during the quarter and six months ended June 30, 2007. We discuss the additional equity offerings in the Notes to Consolidated Financial Statements beginning on page 12.

Other Income

Other income increased during the quarter and six months ended June 30, 2007 compared to the same periods of 2006 mostly because of higher interest and investment income due to a higher cash balance.

Total other income at BGE increased during the quarter and six months ended June 30, 2007 compared to the same periods of 2006 primarily due to carrying charges related to rate stabilization credits. We discuss the rate stabilization credits in more detail in the Regulated Electric section.

Fixed Charges

Fixed charges decreased during the quarter and six months ended June 30, 2007 compared to the same periods of 2006 mostly due to a lower level of debt outstanding.

Fixed charges at BGE increased during the quarter and six months ended June 30, 2007 compared to the same periods of 2006 mostly due to interest expense recognized on debt that was issued in October 2006.

Income Taxes

Our income taxes decreased $13.5 million during the quarter ended June 30, 2007 compared to the same period of 2006 mostly because of a $22.1 million increase in synthetic fuel tax credits. We discuss synthetic fuel tax credits in more detail in the Notes to Consolidated Financial Statements beginning on page 16.

Our income taxes increased $14.7 million during the six months ended June 30, 2007 compared to the same period of 2006 mostly because of an increase in pre-tax income. This was partially offset by an increase in synthetic fuel tax credits of $39.7 million.

Financial Condition

Cash Flows

The following table summarizes our cash flows for 2007 and 2006, excluding the impact of changes in intercompany balances.

	2007 Segment Cash Flows			Consolidated Cash Flows
	Six Months Ended June 30, 2007			Six Months Ended June 30,
	Merchant	Regulated	Other	2007	2006
	(In millions)
Operating Activities
Net income	$222.2	$79.6	$10.2	$312.0	$207.0
Non-cash adjustments to net income	135.0	(52.1)	28.0	110.9	281.4
Changes in working capital	133.1	(25.8)	(41.2)	66.1	(908.6)
Defined benefit obligations*	—	—	—	(73.4)	(5.0)
Other	(3.1)	(8.0)	5.6	(5.5)	5.9
Net cash provided by (used in) operating activities	487.2	(6.3)	2.6	410.1	(419.3)
Investing Activities
Investments in property, plant and equipment	(377.9)	(183.4)	(2.8)	(564.1)	(414.4)
Acquisitions, net of cash acquired	(250.6)	—	—	(250.6)	(126.2)
Contributions to nuclear decommissioning trust funds	(8.8)	—	—	(8.8)	(8.8)
Sales of investments and other assets	4.0	—	0.7	4.7	43.1
Contract and portfolio acquisitions	(474.2)	—	—	(474.2)	(2.3)
Other	3.5	(3.1)	(1.0)	(0.6)	8.3
Net cash used in investing activities	(1,104.0)	(186.5)	(3.1)	(1,293.6)	(500.3)
Cash flows from operating activities less cash flows from investing activities	$(616.8)	$(192.8)	$(0.5)	(883.5)	(919.6)
Financing Activities*
Net (repayment) issuance of debt				(88.5)	153.3
Proceeds from issuance of common stock				39.2	40.8
Common stock dividends paid				(147.6)	(127.7)
Reacquisition of common stock				(114.4)	—
Proceeds from contract and portfolio acquisitions				847.8	221.3
Other				25.9	47.0
Net cash provided by financing activities				562.4	334.7
Net Decrease in Cash and Cash Equivalents				$(321.1)	$(584.9)

*Items are not allocated to the business segments because they are managed for the company as a whole.

Certain prior-period amounts have been reclassified to conform to the current period presentation.

Cash Flows from Operating Activities

Cash provided by operating activities was $410.1 million in 2007 compared to cash used in operating activities of $419.3 million in 2006. This $829.4 million increase was primarily due to favorable changes in working capital.

Changes in working capital had a positive impact of $66.1 million on cash flow from operations in 2007 compared to a negative impact of $908.6 million in 2006. The net increase of $974.7 million was primarily due to cash changes related to our collateral positions, which is impacted by commodity price volatility and increased risk management and trading activities. During the six months ended June 30, 2007, we received approximately $279 million in cash due to a decrease in collateral requirements, compared to the same period of 2006, when we posted cash collateral of approximately $570 million.

This favorable increase from working capital changes was partially offset by a pension contribution that was $73 million higher in 2007 compared to the same period of 2006.

Cash Flows from Investing Activities

Cash used in investing activities was $1,293.6 million in 2007 compared to $500.3 million in 2006. The $793.3 million increase in cash used in 2007 compared to 2006 was primarily due to the following:

♦  a $471.9 million increase in contract and portfolio acquisitions that we discuss in more detail on the next page,

♦  a $149.7 million increase in investments in property, plant and equipment, which includes spending related to environmental controls at our generating facilities, and

♦  a $124.4 million increase in acquisitions, primarily related to our acquisition of working interests in gas and oil producing properties as discussed in more detail in the Notes to Consolidated Financial Statements on page 13.

Cash Flows from Financing Activities

Cash provided by financing activities was $562.4 million in 2007 compared to $334.7 million in 2006. The increase of $227.7 million was primarily due to an increase in proceeds from contract and portfolio acquisitions of $626.5 million, which we discuss below. This was partially offset by a net decrease in cash related to changes in short-term borrowings and long-term debt of $241.8 million, cash used for reacquisition of common stock of $114.4 million, and a $19.9 million increase in our dividends paid in 2007 compared to 2006.

Contract and Portfolio Acquisitions

During 2007 and 2006 our merchant energy business acquired pre-existing power-related agreements, which generated significant cash flows at the inception of the agreements. These agreements had contract prices that differed from market prices at closing, which resulted in cash payments from the counterparty at the acquisition of the contracts.

We received net cash of $373.6 million during the six months ended June 30, 2007 and $219.0 million during the same period of 2006 for various contract and portfolio acquisitions. We reflect the underlying contracts on a gross basis as assets or liabilities in our Consolidated Balance Sheets depending on whether they were in-the-money or out-of-the-money at closing; therefore, we have also reflected them on a gross basis in cash flows from investing and financing activities in our Consolidated Statements of Cash Flows as follows:

Six Months Ended June 30,	2007	2006
	(In millions)
Financing activities—proceeds from contract and portfolio acquisitions	$847.8	$221.3
Investing activities—contract and portfolio acquisitions	(474.2)	(2.3)
Cash flows from contract and portfolio acquisitions	$373.6	$219.0

We record the proceeds we receive to acquire energy purchase and sale agreements as a financing cash inflow because it constitutes a prepayment for a portion of the market price of energy, which we will buy or sell over the term of the agreements and does not represent a cash inflow from current period operating activities. For those acquired contracts that are derivatives, we record the ongoing cash flows related to the contract with the counterparties as financing cash inflows in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. For those acquired contracts that are not derivatives, we record the ongoing cash flows related to the contract as operating cash flows.

Security Ratings

In June 2007, in connection with BondCo.’s issuance of rate stabilization bonds, the rating agencies took the following actions:

♦ Standard and Poor’s Rating Group and Fitch Ratings issued AAA ratings for the bonds, and

♦ Moody’s Investors Service  issued an Aaa rating for the bonds.

We discuss the issuance of the rate stabilization bonds in more detail in the section below.

Available Sources of Funding

We continuously monitor our liquidity requirements and believe that our facilities and access to the capital markets provide sufficient liquidity to meet our business requirements. We discuss our available sources of funding in more detail below.

Constellation Energy

Constellation Energy had committed bank lines of credit under credit facilities of $4.55 billion at June 30, 2007 for short-term financial needs. We discuss these credit facilities in more detail in Note 8 of our 2006 Annual Report on Form 10-K. At June 30, 2007, these facilities can issue letters of credit up to approximately $4.05 billion. Letters of credit issued under all of our facilities totaled $1.5 billion at June 30, 2007.

In July 2007, we entered into a new five-year credit facility totaling $3.85 billion. This new facility amended and restated three facilities totaling $3.35 billion—a $1.5 billion facility that would have expired in March 2010, a $1.1 billion facility that would have expired in November 2010, and a $750 million facility that would have expired in November 2010. In connection with entering into the new five-year credit facility, we terminated a $1.0 billion facility that would have expired in October 2007. As of August 1, 2007, we had committed bank lines of credit under facilities totaling $4.05 billion for short-term financial needs. These facilities can issue letters of credit up to approximately $4.05 billion.

In connection with the acquisition of coalbed methane properties discussed beginning on page 12, we deconsolidated CEP and began accounting for our investment using the equity method of accounting under APB No. 18. As a result, the $32.0 million of borrowings outstanding under the CEP credit facility at the time of deconsolidation are no longer included in our Consolidated Balance Sheets.

In July 2007, we announced a joint venture, UniStar Nuclear Energy, LLC (UniStar) with an affiliate of Electricite de France (EDF). The agreement with EDF includes a phased-in investment of $625 million by EDF in UniStar. We discuss this joint venture in more detail in the Notes to Consolidated Financial Statements on page 14.

BGE

BGE currently maintains a $400.0 million five-year revolving credit facility expiring in 2011. BGE can borrow directly from the banks, use the facilities to allow commercial paper to be issued, or issue letters of credit. As of June 30, 2007, BGE had $0.6 million in letters of credit issued, which results in $399.4 million in unused credit facilities.

In June 2007, BondCo, a subsidiary of BGE, issued an aggregate principal amount of $623.2 million of rate stabilization bonds to recover deferred power purchase costs. We discuss BondCo in more detail in the Notes to Consolidated Financial Statements on page 11. Below are the details of the rate stabilization bonds:

Principal	Interest Rate	Scheduled Maturity Date
$284.0	5.47%	October 2012
220.0	5.72	April 2016
119.2	5.82	April 2017

The bonds are secured primarily by a usage-based, non-bypassable charge payable by all of BGE’s residential electric customers over the next ten years. The charges will be adjusted semi-annually to ensure that the aggregate charges collected are sufficient to pay principal and interest on the bonds as well as certain on-going costs of administering and servicing the bonds. BondCo cannot use the charges collected to satisfy any other obligations. BondCo’s assets are not assets of any affiliate and are not available to pay creditors of any affiliate of BondCo. If BondCo is unable to make principal and interest payments on the bonds, neither Constellation Energy nor BGE are required to make the payments on behalf of BondCo.

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

Our estimates are also subject to additional factors. Please see the Forward Looking Statements section on page 50 and Item 1A. Risk Factors section on page 49. We discuss the potential impact of environmental legislation and regulation in more detail in Business Environment section beginning on page 24 and Item 1. Business—Environmental Matters section of our 2006 Annual Report on Form 10-K.

Calendar Year Estimates	2007	2008
	(In millions)
Nonregulated Capital Requirements:
Merchant energy
Generation plants	$200	$310
Nuclear fuel	150	210
Environmental controls	195	565
Portfolio acquisitions/investments	550	210
Technology/other	245	140
Total merchant energy capital requirements	1,340	1,435
Other nonregulated capital requirements	20	10
Total nonregulated capital requirements	1,360	1,445
Regulated Capital Requirements:
Regulated electric	380	380
Regulated gas	65	75
Total regulated capital requirements	445	455
Total capital requirements	$1,805	$1,900

Capital Requirements

Merchant Energy Business

Our merchant energy business’ capital requirements consist of its continuing requirements, including expenditures for:

♦  improvements to generating plants,

♦  nuclear fuel costs,

♦  upstream gas investments,

♦  portfolio acquisitions and other investments,

♦  costs of complying with the EPA, Maryland, and Pennsylvania environmental regulations and legislation, and

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

We detail our contractual payment obligations at June 30, 2007 in the following table:

	Payments
	2007	2008- 2009	2010- 2011	There- after	Total
	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$10.1	$507.7	$46.7	$2,194.4	$2,758.9
Interest	87.3	336.3	286.5	1,288.9	1,999.0
Total	97.4	844.0	333.2	3,483.3	4,757.9
BGE
Principal	—	418.5	138.3	1,661.8	2,218.6
Interest	48.7	236.8	208.9	1,480.0	1,974.4
Total	48.7	655.3	347.2	3,141.8	4,193.0
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]	276.2	573.6	398.2	823.1	2,071.1
Purchase obligations:[3]
Purchased capacity and energy[4]	221.2	711.0	238.4	346.9	1,517.5
Fuel and transportation	2,021.6	2,376.3	666.8	1,164.2	6,228.9
Other	126.9	85.9	7.6	27.8	248.2
Other noncurrent liabilities:
Pension benefits[5]	1.9	71.5	134.0	58.0	265.4
Postretirement and postemployment benefits[6]	18.4	83.0	93.6	314.5	509.5
Total contractual payment obligations	$2,812.3	$5,400.6	$2,219.0	$9,549.6	$19,981.5

1 Amounts in long-term debt reflect the original maturity date. Investors may require us to repay $247.8 million early through put options and remarketing features. Interest on variable rate debt is included based on the June 30, 2007 forward curve for interest rates.

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

5 Amounts related to pension benefits reflect our current 5-year forecast of contributions for our qualified pension plans and participant payments for our nonqualified pension plans. Refer to Note 7 of our 2006 Annual Report on Form 10-K for more detail on our pension plans.

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

Under counterparty contracts related to our wholesale marketing, risk management, and trading operation, we are obligated to post collateral if Constellation Energy’s senior unsecured credit ratings declined below established contractual levels. Based on contractual provisions at June 30, 2007, we estimate that if Constellation Energy’s senior unsecured debt were downgraded we would have the following additional collateral obligations:

Credit Ratings Downgraded to	Level Below Current Rating	Incremental Obligations	Cumulative Obligations
	(In millions)
BBB/Baa2	1	$554	$554
BBB-/Baa3	2	150	704
Below investment grade	3	536	1,240

Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post collateral in an amount that could exceed the amounts specified above, which could be material. We discuss our credit ratings in the Security Ratings section of our 2006 Annual Report on Form 10-K and our credit facilities in the Available Sources of Funding section beginning on page 42.

Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At June 30, 2007, the debt to capitalization ratio as defined in the credit agreements was 44%. The failure by Constellation Energy to comply with these provisions could result in the acceleration of the maturity of the debt outstanding under these facilities, which is primarily letters of credit issued in support of our competitive supply operations. We detail our letters of credit in the Available Sources of Funding section on page 42.

The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At June 30, 2007, the debt to capitalization ratio for BGE as defined in these credit agreements was 46%.

Off-Balance Sheet Arrangements

We discuss our off-balance sheet arrangements in our 2006 Annual Report on Form 10-K.

At June 30, 2007, Constellation Energy had a total of $12,828.1 million in guarantees outstanding, of which $11,683.0 million related to our competitive supply activities. These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties. These guarantees are put into place in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. While the stated limit of these guarantees is $11,683.0 million, our calculated fair value of obligations for commercial transactions covered by these guarantees was $3,493.2 million at June 30, 2007. The $3,493.2 million represents the total amount Constellation Energy could be required to fund based on market prices as of June 30, 2007, if the subsidiaries do not honor contractual commitments covered by these guarantees. For those guarantees related to our mark-to-market energy or risk management liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries’ obligations.

We discuss our other guarantees in the Notes to Consolidated Financial Statements beginning on page 17.

Market Risk

Commodity Risk

We measure the sensitivity of our wholesale marketing, risk management, and trading mark-to-market energy contracts to potential changes in market prices using value at risk. Value at risk represents the potential pre-tax loss in the fair value of our wholesale marketing, risk management, and trading mark-to-market energy assets and liabilities over one and ten-day holding periods. We discuss value at risk in more detail in the Market Risk section of our 2006 Annual Report on Form 10-K.

The table below is the value at risk associated with our wholesale marketing, risk management, and trading operation’s mark-to-market energy assets and liabilities, including both trading and non-trading activities.

We discuss our mark-to-market results in more detail in the Competitive Supply section beginning on page 32.

Quarter Ended June 30, 2007
(In millions)
99% Confidence Level, One-Day Holding Period
Average	$11.5
High	15.0
95% Confidence Level, One-Day Holding Period
Average	8.8
High	11.4
95% Confidence Level, Ten-Day Holding Period
Average	27.7
High	36.1

The following table details our value at risk for the trading portion of our wholesale marketing, risk management, and trading mark-to-market energy assets and liabilities over a one-day holding period at a 99% confidence level for the second quarter of 2007:

Quarter Ended June 30, 2007
(In millions)
Average	$7.8
High	9.6

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

Wholesale Credit Risk

We actively monitor the credit portfolio of our wholesale marketing, risk management, and trading operation to attempt to reduce the impact of counterparty default. As of June 30, 2007 and December 31, 2006, the credit portfolio of our wholesale marketing, risk management, and trading operation had the following public credit ratings:

	June 30, 2007	December 31, 2006
Rating
Investment Grade[1]	52%	61%
Non-Investment Grade	6	3
Not Rated	42	36

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

The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings.

	June 30, 2007	December 31, 2006
Investment Grade Equivalent	68%	82%
Non-Investment Grade	32	18

The credit quality of our wholesale credit portfolio declined during the first half of 2007 as a result of the downgrade of Illinois utilities resulting from political and regulatory issues surrounding rate increases, our growing exposure to international freight and coal counterparties, and higher commodity prices compared to the end of 2006.

A portion of our wholesale credit risk is related to transactions that are recorded in our Consolidated Balance Sheets. These transactions primarily consist of open positions from our wholesale marketing, risk management, and trading operation that are accounted for using mark-to-market accounting, as well as amounts owed by wholesale counterparties for transactions that settled but have not yet been paid. The following table highlights the credit quality and exposures related to these activities at June 30, 2007:

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
	(Dollars in millions)
Investment grade	$1,328	$256	$1,072	—	$—
Split rating	8	—	8	—	—
Non-investment grade	156	38	118	—	—
Internally rated—investment grade	455	58	397	—	—
Internally rated—non-investment grade	178	28	150	—	—
Total	$2,125	$380	$1,745	—	$—

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

We continue to examine plans to achieve our strategies and to further strengthen our balance sheet and enhance our liquidity. We discuss our liquidity in the Financial Condition section beginning on page 45.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We discuss the following information related to our market risk:

♦  SFAS No. 133 hedging activities in the Notes to Consolidated Financial Statements beginning on page 20,

♦  activities of our wholesale marketing, risk management, and trading operation in the Merchant Energy Business section of Management’s Discussion and Analysis beginning on page 28,

♦  evaluation of commodity and credit risk in the Market Risk section of Management’s Discussion and Analysis beginning on page 45, and

♦  changes to our business environment in the Business Environment section of Management’s Discussion and Analysis beginning on page 24.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2007, there has been no change in either Constellation Energy’s or BGE’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy’s or BGE’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We discuss our Legal Proceedings in the Notes to Consolidated Financial Statements on page 19.

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

Period	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans and Programs
April 1 – April 30, 2007	—	$—	—	—
May 1 – May 31, 2007	411,039	92.08	—	—
June 1 – June 30, 2007	78,012	92.22	—	—
Total	489,051	$92.10	—	—

Item 4. Submission of Matters to Vote of Security Holders

On May 18, 2007, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.                 Directors nominated by Constellation Energy were elected to serve for a term to expire in 2008 and until their successors are duly elected and qualified as follows:

	COMMON SHARES CAST:
	For	Against	Abstain
Yves C. de Balmann	149,628,879	737,083	1,503,718
Douglas L. Becker	140,471,935	9,921,352	1,476,389
James T. Brady	149,189,824	1,183,892	1,495,961
Edward A. Crooke	149,500,665	828,689	1,540,314
James R. Curtiss	140,052,248	10,292,244	1,525,185
Freeman A. Hrabowski, III	140,706,312	9,643,979	1,519,385
Nancy Lampton	148,051,133	2,310,455	1,508,085
Robert J. Lawless	139,206,479	11,153,333	1,509,860
Lynn M. Martin	139,381,757	10,975,770	1,512,146
Mayo A. Shattuck III	148,902,003	1,463,842	1,503,828
Michael D. Sullivan	140,690,530	9,690,182	1,488,961

2.                 The ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2007 was approved. With respect to holders of common stock, the number of affirmative votes cast was 146,802,830, the number of votes cast against was 3,747,911, and the number of abstentions was 1,318,936.

3.                 The 2007 Long-Term Incentive Plan was approved. With respect to holders of common stock, the number of affirmative votes cast was 109,155,617, the number of votes cast against was 19,558,465, the number of abstentions was 1,980,408 and the number of broker non-votes was 21,175,197.

4.                 The Executive Annual Incentive Plan was approved. With respect to holders of common stock, the number of affirmative votes cast was 135,688,914, the number of votes cast against was 10,571,341, the number of abstentions was 5,608,593 and the number of broker non-votes was 839.

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

♦  the inability of BGE to recover all its costs associated with providing customers service,

♦  the conditions of the capital markets, interest rates, foreign exchange rates, availability of credit facilities to support business requirements, and  general economic conditions, as well as Constellation Energy Group’s (Constellation Energy) and BGE’s ability to maintain their current credit ratings,

♦  the effectiveness of Constellation Energy’s and BGE’s risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,

♦  operational factors affecting commercial operations of our generating facilities (including nuclear facilities) and BGE’s transmission and distribution facilities, including catastrophic weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, liabilities associated with catastrophic events, and other events beyond our control,

♦  the actual outcome of uncertainties associated with assumptions and estimates using judgment when applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),

♦  changes in accounting principles or practices,

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

Item 6. Exhibits

Exhibit No. 10(a)*

Investor Agreement, dated July 20, 2007, by and between Constellation Energy Group, Inc. and Electricite de France International, SA (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated July 25, 2007, File No. 1-12869).

Exhibit No. 10(b)	Agreed Upon Departure Term Sheet, dated May 18, 2007, by and between Constellation Energy Group, Inc. and E. Follin Smith.
Exhibit No. 12(a)	Constellation Energy Group, Inc. Computation of Ratio of Earnings to Fixed Charges.
Exhibit No. 12(b)	Baltimore Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
Exhibit No. 31(a)	Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(b)	Certification of Executive Vice President, Chief Financial Officer, and Chief Risk Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(c)	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31(d)	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32(a)

Certification of Chairman of the Board, President, and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32(b)

Certification of Executive Vice President, Chief Financial Officer, and Chief Risk Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CONSTELLATION ENERGY GROUP, INC.
(Registrant)
BALTIMORE GAS AND ELECTRIC COMPANY
(Registrant)
Date:	August 8, 2007	/s/ JOHN R. COLLINS
John R. Collins, Executive Vice President of Constellation Energy Group, Inc. and Senior Vice President of Baltimore Gas and Electric Company, and as Principal Financial Officer of each Registrant