Form 10-K
period 2007-12-31
CONSTELLATION ENERGY GROUP INC; BALTIMORE GAS & ELECTRIC CO
filed 2008-02-27
CIK 1004440, 9466

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2007

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether Constellation Energy Group, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

         Indicate by check mark whether Baltimore Gas and Electric Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒        Smaller reporting company ☐

         Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☒

         Indicate by check mark whether Baltimore Gas and Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☒

         Aggregate market value of Constellation Energy Group, Inc. Common Stock, without par value, held by non-affiliates as of June 30, 2007 was approximately $15,630,501,504 based upon New York Stock Exchange composite transaction closing price.

CONSTELLATION ENERGY GROUP, INC. COMMON STOCK, WITHOUT PAR VALUE
177,923,807 SHARES OUTSTANDING ON JANUARY 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
III	Certain sections of the Proxy Statement for the 2008 Annual Meeting of Shareholders for Constellation Energy Group, Inc.

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

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "anticipates," "expects," "intends," "plans," and other similar words. We also disclose non-historical information that represents management's expectations, which are based on numerous assumptions. These statements and projections are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  •
  the timing and extent of changes in commodity prices and volatilities for energy and energy related products including coal, natural gas, oil, electricity, nuclear fuel, freight, and emission allowances,
  •
  the liquidity and competitiveness of wholesale markets for energy commodities,
  •
  the effect of weather and general economic and business conditions on energy supply, demand, and prices,
  •
  the ability to attract and retain customers in our competitive supply activities and to adequately forecast their energy usage,
  •
  the timing and extent of deregulation of, and competition in, the energy markets, and the rules and regulations adopted in those markets,
  •
  uncertainties associated with estimating natural gas reserves, developing properties, and extracting natural gas,
  •
  regulatory or legislative developments federally, in Maryland, or in other states that affect deregulation, the price of energy, transmission or distribution rates and revenues, demand for energy, or increases in costs, including costs related to nuclear power plants, safety, or environmental compliance,
  •
  the ability of our regulated and nonregulated businesses to comply with complex and/or changing market rules and regulations,
  •
  the ability of Baltimore Gas and Electric Company (BGE) to recover all its costs associated with providing customers service,
  •
  the conditions of the capital markets, interest rates, foreign exchange rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions, as well as Constellation Energy Group's (Constellation Energy) and BGE's ability to maintain their current credit ratings,
  •
  the effectiveness of Constellation Energy's and BGE's risk management policies and procedures and the ability and willingness of our counterparties to satisfy their financial and performance commitments,
  •
  operational factors affecting commercial operations of our generating facilities (including nuclear facilities) and BGE's transmission and distribution facilities, including catastrophic weather-related damages, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, unavailability of coal or gas transportation or electric transmission services, workforce issues, terrorism, liabilities associated with catastrophic events, and other events beyond our control,
  •
  the actual outcome of uncertainties associated with assumptions and estimates using judgment when applying critical accounting policies and preparing financial statements, including factors that are estimated in determining the fair value of energy contracts, such as the ability to obtain market prices and, in the absence of verifiable market prices, the appropriateness of models and model inputs (including, but not limited to, estimated contractual load obligations, unit availability, forward commodity prices, interest rates, correlation and volatility factors),
  •
  changes in accounting principles or practices,
  •
  losses on the sale or write down of assets due to impairment events or changes in management intent with regard to either holding or selling certain assets,
  •
  the ability to successfully identify and complete acquisitions and sales of businesses and assets, and
  •
  cost and other effects of legal and administrative proceedings that may not be covered by insurance, including environmental liabilities.

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

PART I

Item 1. Business

Overview

Constellation Energy is an energy company that includes a merchant energy business and BGE, a regulated electric and gas public utility in central Maryland.

        Constellation Energy was incorporated in Maryland on September 25, 1995. On April 30, 1999, Constellation Energy became the holding company for BGE and its subsidiaries. References in this report to "we" and "our" are to Constellation Energy and its subsidiaries, collectively. References in this report to the "regulated business(es)" are to BGE.

        Our merchant energy business is a competitive provider of energy solutions for a variety of customers. It has electric generation assets located in various regions of the United States and provides energy solutions to meet customers' needs. Our merchant energy business focuses on serving the energy and capacity requirements (load-serving) of, and providing other energy products and risk management services for, various customers.

        BGE is a regulated electric transmission and distribution utility company and a regulated gas distribution utility company with a service territory that covers the City of Baltimore and all or part of ten counties in central Maryland. BGE was incorporated in Maryland in 1906.

        Our other nonregulated businesses:

  •
  design, construct, and operate renewable energy, heating, cooling, and cogeneration facilities, and provide various energy-related services, including energy consulting, for commercial, industrial, and governmental customers throughout North America, and
  •
  provide home improvements, service heating, air conditioning, plumbing, electrical, and indoor air quality systems, and provide natural gas to residential customers in central Maryland.

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

        In addition, the website for Constellation Energy includes copies of our Corporate Governance Guidelines, Principles of Business Integrity, Corporate Compliance Program, Insider Trading Policy, Policy and Procedures with respect to Related Person Transactions, and Information Disclosure Policy, and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. Copies of each of these documents may be printed from our website or may be obtained from Constellation Energy upon written request to the Corporate Secretary.

        The Principles of Business Integrity is a code of ethics that applies to all of our directors, officers, and employees, including the chief executive officer, chief financial officer, and chief accounting officer. We will post any amendments to, or waivers from, the Principles of Business Integrity applicable to our chief executive officer, chief financial officer, or chief accounting officer on our website.

Operating Segments

The percentages of revenues, net income, and assets attributable to our operating segments are shown in the tables below. We present information about our operating segments, including certain other items, in Note 3 to Consolidated Financial Statements.

	Unaffiliated Revenues
	Merchant Energy	Regulated Electric	Regulated Gas	Other Nonregulated
2007	83%	12%	4%	1%
2006	83	11	5	1
2005	81	12	6	1

	Net Income (1)
	Merchant Energy	Regulated Electric	Regulated Gas	Other Nonregulated
2007	83%	12%	3%	2%
2006	77	16	5	2
2005	67	28	5	—

	Total Assets
	Merchant Energy	Regulated Electric	Regulated Gas	Other Nonregulated
2007	73%	20%	6%	1%
2006	75	17	6	2
2005	77	16	6	1
(1)
Excludes income from discontinued operations in 2007, 2006 and 2005 and cumulative effects of changes in accounting principles in 2005 as discussed in more detail in Item 8. Financial Statements and Supplementary Data.

Merchant Energy Business

Introduction

Our merchant energy business integrates electric generation assets with the marketing and risk management of energy and energy-related products to wholesale and retail customers, allowing us to manage energy price risk over geographic regions and time.

        Our merchant energy business includes:

  •
  a power generation and development operation that owns, operates, and maintains fossil and renewable generating facilities, and holds interests in qualifying facilities, fuel processing facilities and power projects in the United States,
  •
  a nuclear generation operation that owns, operates and maintains nuclear generating facilities and oversees our new nuclear development activities,
  •
  a customer supply operation that primarily provides energy products and services relating to load-serving obligations to wholesale and retail customers, including distribution utilities, cooperatives, aggregators, and commercial, industrial and governmental customers, and
  •
  a global commodities operation that manages contractually controlled physical assets, including generation facilities, natural gas properties, international coal and freight assets, provides risk management services, and trades energy and energy-related commodities.

        Our merchant energy business:

  •
  provided approximately 32,700 megawatts (MW) of peak load in the aggregate to distribution utilities, municipalities, and commercial, industrial, and governmental customers during 2007,
  •
  provided approximately 410,000 million British Thermal Units (mmBTUs) of natural gas to commercial, industrial, and governmental customers during 2007,
  •
  delivered approximately 28 million tons of coal to international and domestic third-party customers and to our own fleet during 2007, and
  •
  managed approximately 8,730 MW of generation capacity as of December 31, 2007.

        For years 2007 and prior, we analyze the results of our merchant energy business as follows:

  •
  Mid-Atlantic Region—our fossil, nuclear, and hydroelectric generating facilities and load-serving activities in the Mid-Atlantic region of the PJM Interconnection (PJM). This also includes active portfolio management of generating assets and other physical and financial contractual arrangements, as well as other PJM competitive supply activities.
  •
  Plants with Power Purchase Agreements—our generating facilities outside the Mid-Atlantic Region with long-term power purchase agreements. As discussed in Note 2 to Consolidated Financial Statements, the sale of the High Desert facility in 2006 resulted in a reclassification of its results to discontinued operations.
  •
  Wholesale Competitive Supply—our marketing, risk management, and trading operation that provides energy products and services primarily to distribution utilities, power generators, and other wholesale customers. We also include in our wholesale competitive supply results our global coal sourcing and logistics services and upstream and downstream natural gas services.
  •
  Retail Competitive Supply—our operation that provides electric and natural gas energy products and services to commercial, industrial, and governmental customers.
  •
  Other—our investments in qualifying facilities and domestic power projects and our generation operations and maintenance services.

        Beginning in 2008, we will analyze our merchant energy business in terms of Generation, Customer Supply and Global Commodities activities.

  •
  Generation—will encompass all of our generating assets, including those currently included in the Mid-Atlantic Region, Plants with Power Purchase Agreements and Other.
  •
  Customer Supply—will encompass the current Retail Competitive Supply and the power load-serving portion of Wholesale Competitive Supply.
  •
  Global Commodities—will encompass the remaining Wholesale Competitive Supply businesses including our marketing, risk management, and trading operations, global coal sourcing and logistics services, and upstream and downstream natural gas services.

        We present details about our generating properties in Item 2. Properties.

Mid-Atlantic Region

We own 6,355 MW of fossil, nuclear, and hydroelectric generation capacity in the Mid-Atlantic Region. The output of these plants is managed by our global commodities operation and is hedged through a combination of power sales to wholesale and retail market participants. Our merchant energy business meets the load-serving requirements of various contracts using the output from the Mid-Atlantic Region and from purchases in the wholesale market.

        BGE transferred all of these facilities to our merchant energy generation subsidiaries on July 1, 2000 as a result of the implementation of electric customer choice and competition among suppliers in Maryland, except for the Handsome Lake facility that commenced operations in mid-2001. The assets transferred from BGE are subject to the lien of BGE's mortgage. We expect the assets to be released from this lien following payment in March 2008 of the last series of bonds outstanding under the mortgage and the subsequent discharge of the mortgage.

        Our merchant energy business supplies BGE with a portion of its market-based standard offer service obligation. For 2007, the peak load supplied to BGE was approximately 3,200 MW.

Plants with Power Purchase Agreements

We own 2,134 MW of nuclear generation capacity with power purchase agreements for a significant portion of their output. Our facilities with power purchase agreements are the Nine Mile Point Nuclear Station (Nine Mile Point) and the R.E. Ginna Nuclear Plant (Ginna). Both Nine Mile Point and Ginna are located within the New York Independent System Operator (NYISO) region.

        We own 100% of Nine Mile Point Unit 1 (620 MW) and 82% of Unit 2 (933 MW). The remaining interest in Nine Mile Point Unit 2 is owned by the Long Island Power Authority (LIPA). Unit 1 entered service in 1969 and is licensed to operate until 2029. Unit 2 entered service in 1988 and is licensed to operate until 2046.

        We sell 90% of our share of Nine Mile Point's output to the former owners of the plant at an average price of nearly $35 per megawatt-hour (MWH) under agreements that terminate between 2009 and 2011. The agreements are unit contingent (if the output is not available because the plant is not operating, there is no requirement to provide output from other sources). The remaining 10% of our share of Nine Mile Point's output is managed by our global commodities operation and sold into the wholesale market.

        After termination of the power purchase agreements, a revenue sharing agreement with the former owners of the plant will begin and continue through 2021. Under this agreement, which applies only to our ownership percentage of Unit 2, a predetermined strike price is compared to the market price for electricity. If the market price exceeds the strike price, then 80% of this excess amount is shared with the former owners of the plant. The average strike price for the first year of the revenue sharing agreement is $40.75 per MWH. The strike price increases two percent annually beginning in the second year of the revenue sharing agreement. The revenue sharing agreement is unit contingent and is based on the operation of the unit.

        We exclusively operate Unit 2 under an operating agreement with LIPA. LIPA is responsible for 18% of the operating costs (and decommissioning costs) of Unit 2 and has representation on the Nine Mile Point Unit 2 management committee, which provides certain oversight and review functions.

        We own 100% of the Ginna nuclear facility. Ginna consists of a 581 MW reactor that entered service in 1970 and is licensed to operate until 2029. We sell up to 80% of the plant's output and capacity to the former owners for 10 years ending in 2014 at an average price of $44.00 per MWH under a long term unit contingent power purchase agreement. The remaining output is managed by our global commodities operation and sold into the wholesale market.

Competitive Supply

We are a leading supplier of energy products and services to wholesale customers and retail commercial, industrial, and governmental customers. In 2007, our wholesale competitive supply operation provided approximately 16,500 peak MWs of wholesale full requirements load-serving products. During 2007, our retail competitive supply activities served approximately 16,200 MW of peak load and approximately 410,000 mmBTUs of natural gas.

Wholesale and Retail Load-Serving Activities

Our wholesale competitive supply operation structures transactions that serve the full energy and capacity requirements of various customers such as distribution utilities, municipalities, cooperatives, and retail aggregators that do not own sufficient generating capacity or in-house supply functions to meet their own load requirements.

        Our retail competitive supply operation structures transactions to supply full energy and capacity requirements and provide natural gas, transportation, and other energy products and services to retail, commercial, industrial, and governmental customers. Contracts with these customers generally extend from one to ten years, but some can be longer. To meet our customers' load-serving requirements, our merchant energy business obtains energy from various sources, including:

  •
  bilateral power and natural gas purchase agreements with third parties,
  •
  unit contingent purchases from generation companies,
  •
  our generation assets,
  •
  regional power pools,
  •
  tolling contracts with generation companies, which provide us the right, but not the obligation, to purchase power at a price linked to the variable cost of production, including fuel, with terms that generally extend from several months to several years, but can be longer, and

  •
  exchange traded electricity and natural gas contracts.

Portfolio Management and Trading

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

        Our global commodities operation actively uses energy and energy-related commodities and contracts for those commodities in order to manage our portfolio of energy purchases and sales to customers through structured transactions. We use both derivative and nonderivative contracts in managing our portfolio of energy sales and purchase contracts. Generally, we expect to use both derivative and nonderivative contracts to hedge our portfolio in order to reduce volatility. Although a substantial portion of our portfolio is hedged, we are able to identify opportunities to deploy risk capital to increase the value of our accrual positions, which we characterize as portfolio management.

        We trade energy and energy-related contracts and commodities and deploy risk capital in the management of our portfolio in order to earn additional returns. These activities are managed through daily value at risk and stop loss limits and liquidity guidelines, and could have a material impact on our financial results. We discuss the impact of our trading activities and value at risk in more detail in Item 7. Management's Discussion and Analysis.

        These activities involve the use of physical commodity inventories and a variety of instruments, including:

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

        Active portfolio management allows our merchant energy business to:

  •
  manage and hedge its fixed-price energy purchase and sale commitments,
  •
  provide fixed-price energy commitments to customers and suppliers,
  •
  reduce exposure to the volatility of market prices, and
  •
  hedge fuel requirements at our non-nuclear generation facilities.

Coal and International Services

Our global commodities operation participates in global coal sourcing activities by providing coal and coal-related logistical services for the variable or fixed supply needs of global customers. In late 2006, we formed a shipping joint venture that will own and operate six freight ships for the delivery of coal and other dry bulk freight products. We own a 50% interest in this joint venture. In 2007, we delivered approximately 28 million tons of coal to global customers and to our own generation fleet. Additionally, we entered into power, natural gas, freight, and emissions transactions outside of the United States. We also include in our coal services the results from our synthetic fuel processing facility in South Carolina. In 2008, these synthetic fuel processing facilities will be decommissioned.

        We will continue to evaluate new international opportunities, including expanding our coal sourcing, freight, power, natural gas and emissions activities outside of the United States.

Natural Gas Services

Our global commodities operation includes upstream (exploration and production) and downstream (transportation and storage) natural gas operations. Our upstream activities include the acquisition, development, and exploitation of natural gas properties. Our downstream activities include providing natural gas to various customers, including large utilities, commercial and industrial customers, power generators, wholesale marketers, and retail aggregators.

        In 2007, 2006 and 2005, we acquired working interests in gas producing fields. We discuss these acquisitions in more detail in Note 15 to Consolidated Financial Statements.

        In November 2006, we completed the initial public offering of Constellation Energy Partners LLC (CEP), a limited liability company that we formed. CEP is principally engaged in the acquisition, development, and exploitation of natural gas properties. During 2007, CEP conducted additional equity issuances in which we did not participate, and our ownership percentage fell below 50 percent. Therefore, in 2007, we deconsolidated CEP and began to account for our interest under the equity method of accounting. We discuss the impact of CEP's equity issuances and deconsolidation on our financial results in more detail in Note 2 to Consolidated Financial Statements.

Other

We hold up to a 50% voting interest in 24 operating energy projects that consist of electric generation (primarily relying on alternative fuel sources), fuel processing, or fuel handling facilities. Of those, the electric generation projects are considered qualifying facilities under the Public Utility Regulatory Policies Act of 1978. Each electric generating plant sells its output to a local utility under long-term contracts.

        We also provide operation and maintenance services, including testing and start-up, to owners of electric generating facilities.

UniStar Nuclear

In 2005, we formed UniStar Nuclear, LLC (UniStar), a joint enterprise with AREVA NP, Inc., (AREVA) to introduce the advanced design Evolutionary Power Reactor to the U.S. market. Upon conversion to U.S. electrical standards, the technology will be known as the U.S. EPR.

        In August 2007, we formed a joint venture, UniStar Nuclear Energy, LLC (UNE) with an affiliate of Electricite de France, SA (EDF). We have a 50% ownership interest in this joint venture to develop, own, and operate new nuclear projects in the United States and Canada. The agreement with EDF includes a phased-in cash investment of $625 million by EDF in UNE. Initially, EDF invested $350 million of cash in UNE, and we contributed UniStar and other UniStar-related assets, which had a book value of $49 million, and the right to develop new nuclear projects at our existing nuclear plant locations. Upon reaching certain licensing milestones, EDF will contribute up to an additional $275 million of cash in UNE for a total of $625 million. In the event that the joint venture is terminated, the remaining equity of UNE, after certain expenses, will be divided equally between Constellation Energy and EDF pursuant to the joint venture agreement.

        In connection with this joint venture, we entered into an investor agreement with EDF under which EDF may purchase in the open market up to a total of 9.9% of our outstanding common stock during the next five years, with a limit of 5% ownership during the first twelve months of the agreement. EDF has agreed to vote any shares of our common stock owned by it in the manner recommended by our board of directors and not take any actions that seek control of Constellation Energy during the next five years.

Fuel Sources

Our power plants use diverse fuel sources. Our fuel mix based on capacity owned at December 31, 2007 and our generation based on actual output by fuel type in 2007 were as follows:

Fuel	Capacity Owned	Generation
Nuclear	45%	61%
Coal	31	35
Natural Gas	7	—
Oil	8	—
Renewable and Alternative (1)	5	4
Dual (2)	4	—
(1)
Includes solar, geothermal, hydro, waste coal and biomass.
(2)
Switches between natural gas and oil.

        We discuss our risks associated with fuel in more detail in Item 7. Management's Discussion and Analysis—Market Risk.

Nuclear

The output of our nuclear facilities over the past five years (including periods prior to our acquisition of Ginna in June 2004) is presented in the following table:

	Calvert Cliffs		Nine Mile Point		Ginna
	MWH	Capacity Factor	MWH*	Capacity Factor	MWH	Capacity Factor
	(MWH in millions)
2007	14.3	94%	12.3	90%	4.9	98%
2006	13.8	90	12.8	93	4.1	93
2005	14.7	97	12.7	93	4.0	93
2004	14.5	96	12.1	89	4.3	100
2003	13.7	93	12.2	90	3.9	90

*represents our proportionate ownership interest

        The supply of fuel for nuclear generating stations includes the:

  •
  purchase of uranium (concentrates and uranium hexafluoride),
  •
  conversion of uranium concentrates to uranium hexafluoride,
  •
  enrichment of uranium hexafluoride, and
  •
  fabrication of nuclear fuel assemblies.

Uranium and Conversion	We have commitments that provide for sufficient quantities of uranium (concentrates and uranium hexafluoride) for the next several years.
Enrichment	We have commitments that provide for our uranium enrichment requirements for the next several years.
Fuel Assembly Fabrication	We have commitments for the fabrication of fuel assemblies for reloads required for the next several years for Calvert Cliffs Nuclear Power Plant, Inc. (Calvert Cliffs), Nine Mile Point and for Ginna.

        The nuclear fuel markets are competitive, and prices can be volatile; however, we do not anticipate any significant problems in meeting our future supply requirements.

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

        As required by the NWPA, we are a party to contracts with the DOE to provide for disposal of spent nuclear fuel from our nuclear generating plants. The NWPA and our contracts with the DOE require payments to the DOE of one tenth of one cent (one mill) per kilowatt hour on nuclear electricity generated and sold to pay for the cost of long-term nuclear fuel storage and disposal. We continue to pay those fees into the DOE's Nuclear Waste Fund for our nuclear generating facilities. The NWPA and our contracts with the DOE required the DOE to begin taking possession of spent nuclear fuel generated by nuclear generating units no later than January 31, 1998.

        The DOE has stated that it may not meet that obligation until 2017 at the earliest. This delay has required that we undertake additional actions to provide on-site fuel storage at our nuclear generating facilities, including the installation of on-site dry fuel storage capacity as described in more detail below.

        In 2004, complaints were filed against the federal government in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to meet its contractual obligation to begin disposing of spent nuclear fuel by January 31, 1998. These cases are currently stayed, pending litigation in other related cases.

        In connection with our purchase of Ginna, all of the former owner's rights and obligations related to recovery of damages for DOE's failure to meet its contractual obligations were assigned to us. However, we have an obligation to reimburse the former owner for up to $10 million of any recovered damages for such claims.

Storage of Spent Nuclear Fuel—On-Site Facilities
Calvert Cliffs has a license from the NRC to operate an on-site independent spent fuel storage installation that expires in 2012. We have storage capacity at Calvert Cliffs that will accommodate spent fuel from operations through 2011. In addition, we can expand our temporary storage capacity at Calvert Cliffs to meet future requirements until approximately 2025. Nine Mile Point and Ginna are developing independent spent fuel storage installations at each of those facilities, which we expect to be completed in 2011 and 2010, respectively. Nine Mile Point and Ginna have sufficient storage capacity within the plant until the expected completion of the on-site independent spent fuel storage installations.

Cost for Decommissioning Nuclear Facilities
We are obligated to decommission our nuclear plants after these plants cease operation. Every two years, the NRC requires us to demonstrate reasonable assurance that funds will be available to decommission the sites. When BGE transferred all of its nuclear generating assets to our merchant energy business, it also transferred the funds accumulated to pay for decommissioning Calvert Cliffs. At December 31, 2007, the external Calvert Cliffs trust fund assets were $457.4 million.

        Under the Maryland Public Service Commission's (Maryland PSC) order regarding the deregulation of electric generation, BGE ratepayers must pay a total of $520 million, in 1993 dollars adjusted for inflation, to decommission Calvert Cliffs through fixed annual collections. BGE is collecting this amount on behalf of Calvert Cliffs. Any costs to decommission Calvert Cliffs in excess of this $520 million, in 1993 dollars adjusted for inflation, must be paid by Calvert Cliffs. If BGE ratepayers have paid more than this amount at the time of decommissioning, Calvert Cliffs must refund the excess. If the cost to decommission Calvert Cliffs is less than the $520 million, in 1993 dollars adjusted for inflation, BGE's ratepayers are obligated to pay, Calvert Cliffs may keep the difference.

        In 2006, BGE received approval from the Maryland PSC to continue previously approved annual customer collections for decommissioning of approximately $18.7 million through December 31, 2016. BGE will be required to submit a filing to determine the level of customer contributions after December 31, 2016. Senate Bill 1, which was enacted in June 2006, requires BGE to provide credits to residential electric customers equal to the amount collected for decommissioning annually for 10 years beginning January 1, 2007. Under the provisions of Senate Bill 1, we are required to apply the collection of the nuclear decommissioning trust funds over the ten year period beginning January 1, 2007 toward the fulfillment of the decommissioning obligations of BGE ratepayers. As discussed in Item 7. Management's Discussion and Analysis—Business Environment—Regulation—Maryland—Senate Bills 1 and 400 section, we have notified the State of Maryland of our intent to file an action challenging the legality of this Senate Bill 1 requirement.

        The sellers of Nine Mile Point transferred a $441.7 million decommissioning trust fund to us at the time of sale. In return, we assumed all liability for the costs to decommission Unit 1 and 82% of the costs to decommission Unit 2. We believe that this amount is adequate to cover our responsibility for decommissioning Nine Mile Point to a greenfield status (restoration of the site so that it substantially matches the natural state of the surrounding properties and the site's intended use). At December 31, 2007, the Nine Mile Point trust fund assets were $610.2 million.

        The seller of Ginna transferred $200.8 million in decommissioning funds to us. In return, we assumed all liability for the costs to decommission the unit. We believe that this amount will be sufficient to cover our responsibility for decommissioning Ginna to a greenfield status. At December 31, 2007, the Ginna trust fund assets were $263.2 million.

Coal
We purchase the majority of our coal for electric generation under supply contracts with mining operators, and we acquire the remainder in the spot or forward coal markets. We believe that we will be able to renew supply contracts as they expire or enter into contracts with other coal suppliers. Our primary coal burning facilities have the following requirements:

	Approximate Annual Coal Requirement (tons)	Special Coal Restrictions
Brandon Shores Units 1 and 2 (combined)	3,500,000	Sulfur content less than 1.20 lbs of SO2/mmBTU
C. P. Crane Units 1 and 2 (combined)	850,000	Low ash melting temperature
H. A. Wagner Units 2 and 3 (combined)	1,100,000	Sulfur content less than 1.60 lbs of SO2/mmBTU

        Coal deliveries to these facilities are made by rail and barge. Over the past few years, we expanded our coal sources through a variety of methods, including restructuring our rail contracts, increasing the range of coals we can consume, adding synthetic fuel as an alternate source, and finding potential other coal supply sources including shipments from various international sources. While we primarily use coal produced from mines located in central and northern Appalachia, we are capable of switching to imported coals to manage our coal supply. Synthetic fuel will no longer be burned as an alternate source since tax credits for synthetic fuel expired on December 31, 2007. The timely delivery of coal together with the maintenance of appropriate levels of inventory is necessary to allow for continued, reliable generation from these facilities.

        All of the Conemaugh and Keystone plants' annual coal requirements are purchased by the plant operators from regional suppliers on the open market. The sulfur restrictions on coal are approximately 2.3% for the Keystone plant and approximately 5.3% for the Conemaugh plant.

        The annual coal requirements for the ACE, Jasmin, and Poso plants, which are located in California, are supplied under contracts with mining operators. These plants are restricted to coal with sulfur content less than 2.0%.

        The Panther Creek and Colver generating facilities' primary fuel source is waste coal. These facilities meet their annual requirements through existing reserves of mined and processed waste coal and through supply agreements with various terms.

        All of our coal requirements reflect historical generating levels. The actual fuel quantities required can vary substantially from historical generating levels depending upon the relationship between energy prices and fuel costs, weather conditions, and operating requirements.

Gas
We purchase natural gas, storage capacity, and transportation, as necessary, for electric generation at certain plants. Some of our gas-fired units can use residual fuel oil or distillates instead of gas. Gas is purchased under contracts with suppliers on the spot market and forward markets, including financial exchanges and under bilateral agreements. The actual fuel quantities required can vary substantially from year to year depending upon the relationship between energy prices and fuel costs, weather conditions, and operating requirements. However, we believe that we will be able to obtain adequate quantities of gas to meet our requirements.

Oil
Under normal burn practices, our requirements for residual fuel oil (No. 6) amount to approximately 1.0 million to 1.5 million barrels of low-sulfur oil per year. Deliveries of residual fuel oil are made from the suppliers' Baltimore Harbor and Philadelphia marine terminals for distribution to the various generating plant locations. Also, based on normal burn practices, we require approximately 8.0 million to 11.0 million gallons of distillates (No. 2 oil and kerosene) annually, but these requirements can vary substantially from year to year depending upon the relationship between energy prices and fuel costs, weather conditions, and operating requirements. Distillates are purchased from the suppliers' Baltimore truck terminals for distribution to the various generating plant locations. We have contracts with various suppliers to purchase oil at spot prices, and for future delivery, to meet our requirements.

Competition

We encounter competition from companies of various sizes, having varying levels of experience, financial and human resources, and differing strategies.

        We face competition in the market for energy, capacity, and ancillary services. In our merchant energy business, we compete with international, national, and regional full service energy providers, merchants, and producers to obtain competitively priced supplies from a variety of sources and locations, and to utilize efficient transmission, transportation, or storage. We principally compete on the basis of price, customer service, reliability, and availability of our products.

        With respect to power generation, we compete in the operation of energy-producing projects, and our competitors in this business are both domestic and international organizations, including various utilities, industrial companies and independent power producers (including affiliates of utilities, financial investors, banks and investment banks), some of which have greater financial resources.

        States are considering different types of regulatory initiatives concerning competition in the power and gas industry, which makes a competitive assessment difficult. Increased competition that resulted from some of these initiatives in several states contributed in some instances to a reduction in electricity prices and put pressure on electric utilities to lower their costs, including the cost of purchased electricity. Many states continue to support or expand retail competition and industry restructuring. Other states that were considering deregulation have slowed their plans or postponed consideration of deregulation. In addition, certain previously restructured states are considering reregulation of their retail markets. While there is significant activity in this area, we believe there is adequate growth potential in the current deregulated market and that further market changes could provide additional opportunities for our merchant energy business.

        As the market for commercial, industrial, and governmental energy supply continues to grow, we have experienced increased competition on a regional basis in our retail competitive supply activities. The increase in retail competition and the impact of wholesale power prices compared to the rates charged by local utilities has, in certain circumstances, reduced the margins that we realize from our customers. However, we believe that our experience and expertise in assessing and managing risk and our strong focus on customer service will help us to remain competitive during volatile or otherwise adverse market circumstances.

Merchant Energy Operating Statistics

	2007	2006	2005	2004	2003

Revenues (In millions)
Mid-Atlantic Region	$3,462.2	$2,813.5	$2,283.9	$1,925.6	$1,696.2
Plants with Power Purchase Agreements	657.3	650.5	665.9	555.3	463.3
Competitive Supply—Retail	9,086.3	8,014.7	6,942.3	4,280.0	2,567.7
Competitive Supply—Wholesale	5,469.4	5,612.7	4,672.3	3,353.8	2,703.9
Other	69.3	74.8	58.0	73.6	45.1

Total Revenues	$18,744.5	$17,166.2	$14,622.4	$10,188.3	$7,476.2

Generation (In millions)—MWH*	51.6	59.1	60.2	55.3	51.6

*Includes output from gas-fired plants until sale in December 2006.

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

Electric Business

Electric Competition

Deregulation

Effective July 1, 2000, electric customer choice and competition among electric suppliers was implemented in Maryland. As a result of the deregulation of electric generation, all customers can choose their electric energy supplier. While BGE does not sell electric commodity to all customers in its service territory, BGE continues to deliver electricity to all customers and provides meter reading, billing, emergency response, and regular maintenance.

Standard Offer Service

BGE is obligated to provide market-based standard offer service (SOS) to all of its electric customers. The SOS rates charged recover BGE's wholesale power supply costs and include an administrative fee. The administrative fee includes a shareholder return component and an incremental cost component. As discussed in Item 7. Management's Discussion and Analysis—Regulated Electric Business—Senate Bill 1 Credits section, BGE is now required to credit to residential electric customers the shareholder return component of the administrative charge for residential SOS service.

        Bidding to supply BGE's market-based standard offer service will occur from time to time through a competitive bidding process approved by the Maryland PSC. Successful bidders, which may include subsidiaries of Constellation Energy, will execute contracts with BGE for varying terms.

Commercial and Industrial Customers

BGE is obligated to provide market-based standard offer service to commercial and industrial customers for varying periods beyond June 30, 2004, depending on customer load.

        In August 2006, the Maryland PSC issued an order indefinitely extending the obligation of Maryland utilities to provide SOS service for those commercial and industrial customers for which market-based standard offer service was scheduled to expire at the end of May 2007. The extended service will be provided on substantially the same terms as under the then existing service, except that wholesale bidding for service to some customers will be conducted more frequently.

        BGE's obligation to provide market-based standard offer service to its largest commercial and industrial customers expired on May 31, 2005. BGE continues to provide an hourly-priced market-based standard offer service to those customers.

Residential Customers

As a result of the November 1999 Maryland PSC order regarding the deregulation of electric generation in Maryland, BGE's residential electric base rates were frozen until July 2006. Subsequent orders of the Maryland PSC specified that BGE would procure the power to serve residential customers beginning July 2006 via auctions to be conducted in late 2005 and early 2006. The procured power costs of these auctions would have resulted in an average electric residential customer bill increase of 72%. In June 2006, Senate Bill 1 was enacted, which, among other things:

  •
  capped rate increases by BGE for residential SOS service at 15% from July 1, 2006 to May 31, 2007,
  •
  gave residential SOS customers the option from June 1, 2007 until December 31, 2007 of paying a full market rate or choosing a short term rate stabilization plan in order to provide a smooth transition to market rates without adversely affecting the creditworthiness of BGE, and
  •
  provided for full market rates for all residential SOS service starting January 1, 2008.

        We further discuss the impacts of Senate Bill 1 and other recent legislation in Item 7. Management's Discussion and Analysis—Business Environment—Regulation—Maryland—Senate Bills 1 and 400 section. We discuss the market risk of our regulated electric business in more detail in Item 7. Management's Discussion and Analysis—Market Risk section.

Electric Load Management

BGE has implemented various programs for use when system-operating conditions or market economics indicate that a reduction in load would be beneficial. These programs include:

  •
  two options for commercial and industrial customers to reduce their electric loads,
  •
  air conditioning control for residential and commercial customers, and
  •
  residential water heater control.

        These programs generally take effect on summer days when demand and/or wholesale prices are relatively high and had the effect of reducing BGE's system peak load by 248 MW during the summer period in 2007.

        BGE is also developing other programs designed to help BGE manage peak demand, improve system reliability and improve service to customers by giving customers greater control over their energy use.

        Recently, the Maryland PSC approved full implementation of a demand response program, which will enable BGE to regulate participating customer energy use through the use of programmable thermostats and air conditioner load control devices at customer premises during peak demand periods. The Maryland PSC also approved the implementation of an advanced metering pilot program, which will enable BGE to improve customer service and offer special pricing as an incentive to customers to reduce energy use during peak demand periods and to detect power outages electronically. BGE has also initiated a program that will provide incentives to customers to use energy efficient products and to take other actions to conserve energy. We also discuss the demand response initiatives in Item 7. Management's Discussion and Analysis—Regulation—Maryland—Maryland PSC section.

Transmission and Distribution Facilities

BGE maintains approximately 250 substations and 1,300 circuit miles of transmission lines throughout central Maryland. BGE also maintains approximately 24,000 circuit miles of distribution lines. The transmission facilities are connected to those of neighboring utility systems as part of PJM. Under the PJM Tariff and various agreements, BGE and other market participants can use regional transmission facilities for energy, capacity, and ancillary services transactions including emergency assistance.

        We discuss various FERC initiatives relating to wholesale electric markets in more detail in Item 7. Management's Discussion and Analysis—Federal Regulation section.

Electric Operating Statistics

	2007	2006	2005	2004	2003

Revenues (In millions)
Residential	$1,514.9	$1,092.1	$1,066.6	$1,015.8	$959.0
Commercial
Excluding Delivery Service Only	577.4	733.4	722.1	708.9	694.2
Delivery Service Only	217.0	149.4	107.5	78.6	66.1
Industrial
Excluding Delivery Service Only	31.6	46.8	52.8	92.3	137.0
Delivery Service Only	27.8	26.2	28.0	21.3	18.2

System Sales and Deliveries	2,368.7	2,047.9	1,977.0	1,916.9	1,874.5
Other (A)	87.0	68.0	59.5	50.8	47.1

Total	$2,455.7	$2,115.9	$2,036.5	$1,967.7	$1,921.6

Distribution Volumes (In thousands)—MWH
Residential	13,365	12,886	13,762	13,313	12,754
Commercial
Excluding Delivery Service Only	4,364	6,325	7,847	9,286	9,937
Delivery Service Only	11,921	9,392	7,967	5,767	4,982
Industrial
Excluding Delivery Service Only	287	467	614	1,429	2,556
Delivery Service Only	3,175	2,988	3,122	2,562	1,780

Total	33,112	32,058	33,312	32,357	32,009

Customers (In thousands)
Residential	1,103.1	1,093.3	1,084.1	1,072.1	1,061.7
Commercial	116.7	115.5	114.7	113.6	112.1
Industrial	5.5	5.2	5.0	4.8	4.9

Total	1,225.3	1,214.0	1,203.8	1,190.5	1,178.7

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

        In December 2005, the Maryland PSC issued an order granting BGE a $35.6 million annual increase in its gas base rates, which are the rates the Maryland PSC allows BGE to charge its customers for the cost of providing them delivery service plus a profit. In December 2006, the Baltimore City Circuit Court upheld the rate order. However, certain parties have filed an appeal with the Court of Special Appeals. We cannot provide assurance that the Maryland PSC's order will not be reversed in whole or in part or that certain issues will not be remanded to the Maryland PSC for reconsideration.

        For customers that buy their gas from BGE, there is a market-based rates incentive mechanism. Under this market-based rates incentive mechanism, our actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between our actual cost and the market index is shared equally between shareholders and customers. BGE must secure fixed-price contracts for at least 10%, but not more than 20%, of forecasted system supply requirements for flowing (i.e., non-storage) gas for the November through March period. These fixed-price contracts are not subject to sharing under the market-based rates incentive mechanism.

        BGE purchases the natural gas it resells to customers directly from many producers and marketers. BGE has transportation and storage agreements that expire from 2008 to 2027.

        BGE's current pipeline firm transportation entitlements to serve BGE's firm loads are 338,053 dekatherms (DTH) per day.

        BGE's current maximum storage entitlements are 248,153 DTH per day. To supplement its gas supply at times of heavy winter demands and to be available in temporary emergencies affecting gas supply, BGE has:

  •
  a liquefied natural gas facility for the liquefaction and storage of natural gas with a total storage capacity of 1,092,977 DTH and a daily capacity of 311,500 DTH, and
  •
  a propane air facility and a mined cavern with a total storage capacity equivalent to 564,200 DTH and a daily capacity of 85,000 DTH.

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

Gas Operating Statistics

	2007	2006	2005	2004	2003

Revenues (In millions)
Residential
Excluding Delivery Service Only	$552.0	$490.2	$558.5	$478.0	$444.5
Delivery Service Only	19.0	20.6	23.2	14.2	13.6
Commercial
Excluding Delivery Service Only	154.1	148.9	174.4	135.4	128.6
Delivery Service Only	41.2	35.9	31.9	28.0	24.6
Industrial
Excluding Delivery Service Only	7.8	7.5	10.5	9.4	11.5
Delivery Service Only	22.1	19.3	12.4	7.8	11.4

System Sales and Deliveries	796.2	722.4	810.9	672.8	634.2
Off-System Sales	157.4	168.6	154.7	77.2	84.8
Other	9.2	8.5	7.2	7.0	7.0

Total	$962.8	$899.5	$972.8	$757.0	$726.0

Distribution Volumes (In thousands)—DTH
Residential
Excluding Delivery Service Only	39,199	33,019	39,107	39,080	40,894
Delivery Service Only	4,310	3,948	5,423	6,053	6,640
Commercial
Excluding Delivery Service Only	12,464	11,683	14,133	13,248	13,895
Delivery Service Only	30,367	25,695	28,993	34,120	29,138
Industrial
Excluding Delivery Service Only	658	604	921	865	1,143
Delivery Service Only	17,897	20,325	19,357	14,310	18,399

System Sales and Deliveries	104,895	95,274	107,934	107,676	110,109
Off-System Sales	19,963	19,738	17,209	9,914	12,859

Total	124,858	115,012	125,143	117,590	122,968

Customers (In thousands)
Residential	602.3	597.1	590.9	582.0	575.2
Commercial	42.7	42.3	42.0	41.6	41.1
Industrial	1.2	1.2	1.2	1.2	1.2

Total	646.2	640.6	634.1	624.8	617.5

Operating statistics do not reflect the elimination of intercompany transactions.

"Delivery service only" refers to BGE's delivery of commodity that was purchased by the customer from an alternate supplier.

Franchises

BGE has nonexclusive electric and gas franchises to use streets and other highways that are adequate and sufficient to permit it to engage in its present business. Conditions of the franchises are satisfactory.

Other Nonregulated Businesses

Energy Projects and Services

We offer energy projects and services designed primarily to provide energy solutions to large commercial, industrial and governmental customers. These energy products and services include:

  •
  designing, constructing, and operating renewable energy, heating, cooling, and cogeneration facilities,
  •
  energy savings projects and performance contracting,
  •
  energy consulting and procurement services,
  •
  services to enhance the reliability of individual electric supply systems, and
  •
  customized financing alternatives.

Home Products and Gas Retail Marketing

We offer services to customers in Maryland including:

  •
  home improvements,
  •
  the service of heating, air conditioning, plumbing, electrical, and indoor air quality systems, and
  •
  the sale of natural gas to residential customers.

Consolidated Capital Requirements

Our total capital requirements for 2007 were $1,665 million. Of this amount, $1,263 million was used in our nonregulated businesses and $402 million was used in our regulated business. We estimate our total capital requirements will be $2.5 billion in 2008.

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

        We continuously monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance. Our capital expenditures were approximately $190 million during the five-year period 2003-2007 to comply with existing environmental standards and regulations. Our estimated environmental capital requirements for the next three years are approximately $575 million in 2008, $390 million in 2009, and $30 million in 2010.

Air Quality

Federal

The Clean Air Act created the basic framework for the federal and state regulation of air pollution.

National Ambient Air Quality Standards (NAAQS)
The NAAQS are federal air quality standards authorized under the Clean Air Act that establish maximum ambient air concentrations for the following specific pollutants: ozone (smog), carbon monoxide, lead, particulates, sulfur dioxides (SO2), and nitrogen dioxides (NO2).

        In order for states to achieve compliance with the NAAQS, the Environmental Protection Agency (EPA) adopted the Clean Air Interstate Rule (CAIR) in March 2005 to further reduce ozone and fine particulate pollution by addressing the interstate transport of SO2 and nitrogen oxide (NOx) emissions from fossil fuel-fired generating facilities located primarily in the Eastern United States.

        In December 2006, the United States Court of Appeals for the District of Columbia Circuit ruled that a requirement to impose fees on emissions sources based on the previous ozone standard (Section 185 fees), which had been rescinded by the EPA in May 2005, remained applicable retroactive to November 2005 and remanded the issue to the EPA for reconsideration. A petition to the United States Supreme Court to hear an appeal was denied in January 2008. The EPA has announced that it intends to propose regulations by the summer of 2008 to address how Section 185 fees will be handled. In addition, the exact method of computing these fees has not been established and will depend in part on state implementation regulations that have not been proposed. Consequently, we are unable to estimate the ultimate financial impact of this matter in light of the uncertainty surrounding the anticipated EPA and state rulemakings. However, the final resolution of this matter, and any fees that are ultimately assessed could have a material impact on our financial results.

        In September 2006, the EPA adopted a stricter NAAQS for particulate matter. We are unable to determine the impact that complying with the stricter NAAQS for particulate matter will have on our financial results until the states in which our generating facilities are located adopt plans to meet the new standard.

Hazardous Air Emissions
In March 2005, the EPA finalized the Clean Air Mercury Rule (CAMR) to reduce the emissions of mercury from coal-fired facilities through a market-based cap and trade program. CAMR was to affect all coal or waste coal fired boilers at our generating facilities. However, in February 2008, the United States Court of Appeals for the District of Columbia Circuit struck down CAMR. At this time, we cannot predict what actions the EPA will take in response to the court's decision. However, any action that requires the installation of additional emissions control technology beyond what is required under Maryland's Healthy Air Act and Clean Power Rule, which are discussed below, may require us to incur additional costs, which could have a material effect on our financial results.

New Source Review
In connection with its enforcement of the Clean Air Act's new source review requirements, in 2000, the EPA requested information relating to modifications made to our Brandon Shores, Crane, and Wagner plants located in Maryland. The EPA also sent similar, but narrower, information requests to two of our newer Pennsylvania waste-coal burning plants in which we have an ownership interest. We responded to the EPA in 2001, and as of the date of this report the EPA has taken no further action.

        Based on the level of emissions control that the EPA and states are seeking in these new source review enforcement actions, we believe that material additional costs and penalties could be incurred, and planned capital expenditures could be accelerated, if the EPA was successful in any future actions regarding our facilities.

State

Maryland has adopted the Healthy Air Act (HAA) and the Clean Power Rule (CPR), which establish annual SO2, NOx, and mercury emission caps for specific coal-fired units in Maryland, including units located at three of our facilities. The requirements of the HAA and the CPR for SO2, NOx, and mercury emissions are more stringent and apply sooner than those under CAIR. In addition, Pennsylvania has adopted regulations requiring coal-fired generating facilities located in Pennsylvania to reduce mercury emissions.

        Several other states in the northeastern U.S. continue to consider more stringent and earlier SO2, NOx, and mercury emissions reductions than those required under CAIR or what would have been required under CAMR.

Capital Expenditure Estimates

We expect to incur additional environmental capital spending as a result of complying with the air quality laws and regulations discussed above. To comply with CAIR, HAA, and CPR, we will install additional air emission control equipment at our coal-fired generating facilities in Maryland and at our co-owned coal-fired facilities in Pennsylvania to meet air quality standards. We include in our estimated environmental capital requirements capital spending for these air quality projects, which we expect will be approximately $550 million in 2008, $350 million in 2009, $15 million in 2010 and $25 million from 2011-2012.

        Our estimates are subject to significant uncertainties including the timing of any additional federal and/or state regulations or legislation, such as any regulations adopted by the EPA in response to the court decision striking down CAMR, the implementation timetables for such regulation or legislation, and the specific amount of emissions reductions that will be required at our facilities. As a result, we cannot predict our capital spending or the scope or timing of these projects with certainty, and the actual expenditures, scope and timing could differ significantly from our estimates.

        We believe that the additional air emission control equipment we plan to install will meet the emission reduction requirements under CAIR, HAA, and CPR. If additional emission reductions still are required, we will assess our various compliance alternatives and their related costs, and although we cannot yet estimate the additional costs we may incur, such costs could be material.

Global Climate Change

Although uncertainty remains as to the nature and timing of greenhouse gas emissions regulation, there is an increasing likelihood that such regulation will occur at the federal and/or state level. In the event that greenhouse gas emissions reduction legislation or regulations are enacted, we will assess our various compliance alternatives, which may include installation of additional environmental controls, modification of operating schedules or the closure of one or more of our coal-fired generating facilities. Any compliance costs we incur could have a material impact on our financial results.

        However, to the extent greenhouse gas emissions are regulated through a federal, mandatory cap and trade greenhouse gas emissions program, we believe our business could also benefit. Our generation fleet currently has a carbon dioxide (CO2) emission rate lower than the industry average with more than 60% of the fleet's output coming from low carbon dioxide emitting nuclear and hydroelectric plants. Our global commodities business has experience trading in the markets for emissions allowances and renewable energy credits.

        In accordance with HAA requirements, Maryland became a full participant in the Northeast Regional Greenhouse Gas Initiative (RGGI) in April 2007. In October 2007, under RGGI, the Maryland Department of the Environment proposed auctioning 90% of CO2 allowances associated with Maryland's power plants, which include plants owned by us. If this proposal is enacted, we could incur material costs to purchase CO2 allowances necessary to offset emissions from our plants.

        In addition, California has adopted regulations requiring our generating facilities in California to submit greenhouse gas emissions data to the state, which the state intends to use to develop a plan to reduce greenhouse gas emissions.

        We continue to evaluate the potential impact of the HAA and California CO2 emissions requirements and RGGI participation on our financial results; however, our compliance costs could be material.

Water Quality

The Clean Water Act established the basic framework for federal and state regulation of water pollution control and requires facilities that discharge waste or storm water into the waters of the United States to obtain permits.

Water Intake Regulations
The Clean Water Act requires cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts. In July 2004, the EPA published final rules under the Clean Water Act for existing facilities that establish performance standards for meeting the best technology available for minimizing adverse environmental impacts. We currently have six facilities affected by the regulation. In January 2007, the United States Court of Appeals for the Second Circuit ruled that the EPA's rule did not properly implement the Clean Water Act requirements in a number of areas and remanded the rule to the EPA for reconsideration.

        In response to this ruling, in July 2007, the EPA suspended the second phase of the regulations pending further rulemaking and directed the permitting authorities to establish controls for cooling water intake structures that reflect the best technology available for minimizing adverse environmental impacts. In November 2007, a number of parties petitioned the United States Supreme Court to hear an appeal of the Second Circuit's decision.

        A decision by the United States Supreme Court on whether to hear the case is not expected until mid to late 2008. In addition, the EPA is expected to propose new regulations by the end of 2008. During this period, we will continue to evaluate our compliance options in light of the Second Circuit decision and the EPA's July 2007 order. At this time, we cannot estimate our compliance costs, but they could be material.

Hazardous and Solid Waste

We discuss proceedings relating to compliance with the Comprehensive Environmental Response, Compensation and Liability Act in Note 12 to Consolidated Financial Statements.

        Our coal-fired generating facilities produce approximately two and a half million tons of combustion by-products ("ash") each year. The EPA announced in 2007 its intention to develop national standards to regulate this material as a non-hazardous waste, and has been developing or considering regulations governing the placement of ash in landfills, surface impoundments, sand/gravel surface mines and coal mines. In addition, the Maryland Department of the Environment proposed revised regulations governing the disposal, storage, use and placement of ash in December 2007. Final rules are expected in June 2008. Federal and state regulation has the potential to result in additional requirements. Depending on the scope of any final requirements, our compliance costs could be material.

        As a result of these regulatory proposals and our current ash generation projections, we are exploring our options for the management of ash, including construction of an ash placement facility. Over the next five years, we estimate that our capital expenditures for this project will be approximately $75 million. Our estimates are subject to significant uncertainties including the timing of any regulatory change, its implementation timetable, and the scope of the final requirements. As a result, we cannot predict our capital spending or the scope and timing of this project with certainty, and the actual expenditures, scope and timing could differ significantly from our estimates.

Employees

Constellation Energy and its subsidiaries had approximately 10,200 employees at December 31, 2007. At the Nine Mile Point facility, approximately 510 employees are represented by the International Brotherhood of Electrical Workers, Local 97. The labor contract with this union expires in June 2011. We believe that our relationship with this union is satisfactory, but there can be no assurances that this will continue to be the case.

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

Our merchant energy business may incur substantial costs and liabilities and be exposed to price volatility and counterparty performance risk as a result of its participation in the wholesale energy markets.

We purchase and sell power and fuel in markets exposed to significant risks, including price volatility for electricity and fuel and the credit risks of counterparties with which we enter into contracts.

        We use various hedging strategies in an effort to mitigate many of these risks. However, hedging transactions do not guard against all risks and are not always effective, as they are based upon predictions about future market conditions. The inability or failure to effectively hedge assets or fuel or power positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair future financial results.

        Exposure to electricity price volatility.    We buy and sell electricity in both the wholesale bilateral markets and spot markets, which expose us to the risks of rising and falling prices in those markets, and our cash flows may vary accordingly. At any given time, the wholesale spot market price of electricity for each hour is generally determined by the cost of supplying the next unit of electricity to the market during that hour. This is highly dependent on the regional generation market. In many cases, the next unit of electricity supplied would be supplied from generating stations fueled by fossil fuels, primarily coal, natural gas and oil. Consequently, the open market wholesale price of electricity may reflect the cost of coal, natural gas or oil plus the cost to convert the fuel to electricity and an appropriate return on capital. Therefore, changes in the supply and cost of coal, natural gas and oil may impact the open market wholesale price of electricity.

        A portion of our power generation facilities operates wholly or partially without long-term power purchase agreements. As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which if not fully hedged may affect the volatility of our financial results.

        Exposure to fuel cost volatility.    Currently, our power generation facilities purchase a portion of their fuel through short-term contracts or on the spot market. Fuel prices can be volatile, and the price that can be obtained for power produced from such fuel may not change at the same rate as fuel costs. As a result, fuel price increases may adversely affect our financial results.

        Exposure to counterparty performance.    Our merchant energy business enters into transactions with numerous third parties (commonly referred to as "counterparties"). In these arrangements, we are exposed to the credit risks of our counterparties and the risk that one or more counterparties may fail to perform under their obligations to make payments or deliver fuel or power. In addition, we enter into various wholesale transactions through Independent System Operators (ISOs). These ISOs are exposed to counterparty credit risks. Any losses relating to counterparty defaults impacting the ISOs are allocated to and borne by all other market participants in the ISO. These risks are enhanced during periods of commodity price fluctuations. Defaults by suppliers and other counterparties may adversely affect our financial results.

The operation of power generation facilities, including nuclear facilities, involves significant risks that could adversely affect our financial results.

We own and operate a number of power generation facilities. The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines, substations or pipelines, use of new technology, the dependence on a specific fuel source, including the transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes) or environmental compliance, as well as the risk of performance below expected or contracted levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties, or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. A portion of our generation facilities were constructed many years ago. Older generating equipment may require significant capital expenditures to keep it operating at peak efficiency. This equipment is also likely to require periodic upgrading and improvement. Breakdown or failure of one of our operating facilities may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

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

        For example, there is increasing likelihood that regulation of greenhouse gas emissions will occur at the federal and/or state level, which could increase our compliance and operating costs.

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

Our generation business may incur substantial costs and liabilities due to its ownership and operation of nuclear generating facilities.

We own and operate nuclear power plants. Ownership and operation of these plants exposes us to risks in addition to those that result from owning and operating non-nuclear power generation facilities. These risks include normal operating risks for a nuclear facility and the risks of a nuclear accident.

        Nuclear Operating Risks.    The ownership and operation of nuclear generating facilities involve routine operating risks, including:

  •
  mechanical or structural problems;
  •
  inadequacy or lapses in maintenance protocols;
  •
  impairment of reactor operation and safety systems due to human or mechanical error;
  •
  costs of storage, handling and disposal of nuclear materials, including the availability or unavailability of a permanent repository for spent nuclear fuel;
  •
  regulatory actions, including shut down of units because of public safety concerns, whether at our plants or other nuclear operators;
  •
  limitations on the amounts and types of insurance coverage commercially available;
  •
  uncertainties regarding both technological and financial aspects of decommissioning nuclear generating facilities; and
  •
  environmental risks, including risks associated with changes in environmental legal requirements.

        Nuclear Accident Risks.    In the event of a nuclear accident, the cost of property damage and other expenses incurred may exceed our insurance coverage available from both private sources and an industry retrospective payment plan. In addition, in the event of an accident at one of our or another participating insured party's nuclear plants, we could be assessed retrospective insurance premiums (because all nuclear plant operators contribute to a nationwide catastrophic insurance fund). Uninsured losses or the payment of retrospective insurance premiums could each have a material adverse effect on our financial results.

Our generation growth plans may not achieve the desired financial results.

We may expand our generation capacity over the next several years through increasing the generating power of existing plants, the renovation of retired plants owned by us, and the construction or acquisition of new plants. The renovation, development, construction, and acquisition of additional generation capacity involves numerous risks. Any planned power uprates, construction, or renovation could result in cost overruns, lower than expected plant efficiency, and higher operating and other costs. With respect to the renovation of retired plants or the construction of new plants, we may incur significant sums for preliminary engineering, permitting, legal, and other expenses before it can be established whether a project is feasible, economically attractive, or capable of being financed.

        If we were unable to complete the construction or renovation of a plant, we may not be able to recover our investment in the project. Furthermore, we may be unable to run any new, acquired or renovated plants as efficiently as projected, which could result in higher-than-projected operating and other costs that adversely affect our financial results.

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

We are an active participant in energy markets through our competitive energy businesses. The liquidity of regional energy markets is an important factor in our ability to manage risks in these operations. Over the past several years, several merchant energy businesses have ended or significantly reduced their activities as a result of several factors including government investigations, changes in market design and deteriorating credit quality. As a result, several regional energy markets experienced a significant decline in liquidity. Liquidity in the energy markets can be adversely affected by various factors, including price volatility and the availability of credit. As a result, future reductions in liquidity may restrict our ability to manage our risks and this could impact our financial results.

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

        In addition, risk management tools and metrics such as daily value at risk, stop loss limits and liquidity guidelines are based on historical price movements. If price movements significantly or persistently deviate from historical behavior, the limits may not protect us from significant losses.

        Our risk management policies and procedures may not always work as planned. As a result of these and other factors, we cannot predict with precision the impact that risk management decisions may have on our financial results.

The use of derivative contracts by us in the normal course of business could result in financial losses that negatively impact our financial results.

We use derivative instruments, such as swaps, options, futures and forwards, to manage our commodity and financial market risks and to engage in trading activities. We could recognize financial losses as a result of volatility in the market values of these contracts or if a counterparty fails to perform.

        In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

A failure in our operational systems or infrastructure, or those of third parties, may adversely affect our financial results.

Our businesses are dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.

        We may also be subject to disruptions of our operational systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and telecommunications outages). Third party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt one or more of our businesses, result in potential liability or reputational damage or otherwise have an adverse affect on our financial results.

We operate in deregulated segments of the electric and gas industries created by federal and state restructuring initiatives. If competitive restructuring of the electric or gas industries is reversed, discontinued, restricted or delayed, our business prospects and financial results could be materially adversely affected.

The regulatory environment applicable to the electric and natural gas industries has undergone substantial changes as a result of restructuring initiatives at both the state and federal levels. These initiatives have had a significant impact on the nature of the electric and natural gas industries and the manner in which their participants conduct their businesses. We have targeted the competitive segments of the electric and natural gas industries created by these initiatives.

        Due to recent events in the energy markets, energy companies have been under increased scrutiny by state legislatures, regulatory bodies, capital markets and credit rating agencies. This increased scrutiny could lead to substantial changes in laws and regulations affecting us, including modifications to the auction processes in competitive markets and new accounting standards that could change the way we are required to record revenues, expenses, assets and liabilities. Recent proposals by the Maryland PSC relating to the structure of the electric industry in Maryland and various options for re-regulation of the industry is one example of how these laws and regulations can change. We cannot predict the future development of regulation in these markets or the ultimate effect that this changing regulatory environment will have on our business.

        If competitive restructuring of the electric and natural gas markets is reversed, discontinued, restricted or delayed, or if the recent Maryland PSC proposals are implemented in a manner adverse to us, our business prospects and financial results could be negatively impacted.

Our financial results may be harmed if transportation and transmission availability is limited or unreliable.

We have business operations throughout the United States and internationally. As a result, we depend on transportation and transmission facilities owned and operated by utilities and other energy companies to deliver the electricity, coal, and natural gas we sell to the wholesale and retail markets, as well as the natural gas and coal we purchase to supply some of our generating facilities. If transportation or transmission is disrupted or capacity is inadequate, our ability to sell and deliver products may be hindered. Such disruptions could also hinder our ability to provide electricity, coal or natural gas to our customers or power plants and may materially adversely affect our financial results.

Our merchant energy business has contractual obligations to certain customers to provide full requirements service, which makes it difficult to predict and plan for load requirements and may result in increased operating costs to our business.

Our merchant energy business has contractual obligations to certain customers to supply full requirements service to such customers to satisfy all or a portion of their energy requirements. The uncertainty regarding the amount of load that our merchant energy business must be prepared to supply to customers may increase our operating costs. A significant under- or over-estimation of load requirements could result in our merchant energy business not having enough or having too much power to cover its load obligation, in which case it would be required to buy or sell power from or to third parties at prevailing market prices. Those prices may not be favorable and thus could increase our operating costs.

Our financial results may fluctuate on a seasonal and quarterly basis or as a result of severe weather.

Our business is affected by weather conditions. Our overall operating results may fluctuate substantially on a seasonal basis, and the pattern of this fluctuation may change depending on the nature and location of any facility we acquire and the terms of any contract to which we become a party. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.

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

        Severe weather can be destructive, causing outages and/or property damage. This could require us to incur additional costs. Catastrophic weather, such as hurricanes, could impact our or our customers' operating facilities, communication systems and technology. Unfavorable weather conditions may have a material adverse effect on our financial results.

A downgrade in our credit ratings could negatively affect our ability to access capital and/or operate our wholesale and retail competitive supply businesses.

We rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. If any of our credit ratings were to be downgraded, especially below investment grade, our ability to raise capital on favorable terms, including the commercial paper markets, could be hindered, and our borrowing costs would increase. Additionally, the business prospects of our wholesale and retail competitive supply businesses, which in many cases rely on the creditworthiness of Constellation Energy, would be negatively impacted. Some of the factors that affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, and political, legislative and regulatory events.

        In addition, the ability of BGE to recover its costs of providing service and timing of BGE's recovery could have a material adverse effect on the credit ratings of BGE and us.

We, and BGE in particular, are subject to extensive local, state and federal regulation that could affect our operations and costs.

We are subject to regulation by federal and state governmental entities, including the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Maryland PSC and the utility commissions of other states in which we have operations. In addition, changing governmental policies and regulatory actions can have a significant impact on us. Regulations can affect, for example, allowed rates of return, requirements for plant operations, recovery of costs, limitations on dividend payments and the regulation or re-regulation of wholesale and retail competition (including but not limited to retail choice and transmission costs).

        BGE's distribution rates are subject to regulation by the Maryland PSC, and such rates are effective until new rates are approved. In addition, limited categories of costs are recovered through adjustment charges that are periodically reset to reflect current and projected costs. Inability to recover material costs not included in rates or adjustment clauses, including increases in uncollectible customer accounts that may result from higher gas or electric costs, could have an adverse effect on our, or BGE's, cash flow and financial position.

        Energy legislation enacted in Maryland in June 2006 and April 2007 mandated that the Maryland PSC review Maryland's deregulated electricity market. In December 2007 and January 2008, the Maryland PSC issued interim reports that addressed the costs and benefits of options for re-regulation and reviewed the impact to customers resulting from Maryland's deregulation process. In addition, the Maryland PSC continues to review the relationship between Constellation Energy and BGE. Because reviews of the Maryland electric industry and market structure are ongoing, we cannot at this time predict the final outcome of these reviews and proposals or how such outcome may affect our, or BGE's, financial results, but it could be material.

        In addition, the June 2006 legislation required BGE to provide credits to residential electric customers totaling approximately $39 million annually. In January 2008, we notified the State of Maryland of our intent to file a federal action to enforce our rights under the 1999 Maryland electric deregulation settlement and to challenge the constitutionality of the residential customer credits provided for under the June 2006 legislation. We may incur significant costs to litigate this action and we cannot provide any assurances that it will be resolved in our favor. If the action is resolved in a manner adverse to us, which may include a court determining that the legislation appropriately required the residential rate credits or overturning aspects of the 1999 electric deregulation settlement, the impact on our, or BGE's, financial results could be material.

        The regulatory process may restrict our ability to grow earnings in certain parts of our business, cause delays in or affect business planning and transactions and increase our, or BGE's, costs.

Poor market performance will affect our benefit plan and nuclear decommissioning trust asset values, which may adversely affect our liquidity and financial results.

Our qualified pension obligations have exceeded the fair value of our plan assets since 2001. At December 31, 2007, our qualified pension obligations were approximately $315 million greater than the fair value of our plan assets. The performance of the capital markets will affect the value of the assets that are held in trust to satisfy our future obligations under our qualified pension plans. A decline in the market value of those assets may increase our funding requirements for these obligations, which may adversely affect our liquidity and financial results.

        We are required to maintain funded trusts to satisfy our future obligations to decommission our nuclear power plants. A decline in the market value of those assets due to poor investment performance or other factors may increase our funding requirements for these obligations, which may have an adverse effect on our liquidity and financial results.

War and threats of terrorism and catastrophic events that could result from terrorism may impact our results of operations in unpredictable ways.

We cannot predict the impact that any future terrorist attacks may have on the energy industry in general and on our business in particular. In addition, any retaliatory military strikes or sustained military campaign may affect our operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets, particularly oil.

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

We are subject to employee workforce factors, including loss or retirement of key executives or other employees, availability of qualified personnel, collective bargaining agreements with union employees, and work stoppage that could affect our financial results. In particular, our competitive energy businesses are dependent, in part, on recruiting and retaining personnel with experience in sophisticated energy transactions and the functioning of complex wholesale markets.

Our ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including the effect of increased competition.

We are likely to encounter significant competition for acquisition opportunities that may become available. In addition, we may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

Item 2. Properties

Constellation Energy occupies approximately 900,000 square feet of leased office space in North America, which includes its corporate offices in Baltimore, Maryland. We describe our electric generation properties on the next page. We also have leases for other offices and services located in the Baltimore metropolitan region, and for various real property and facilities relating to our generation projects.

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

        All of BGE's property is subject to the lien of BGE's mortgage securing its mortgage bonds. The generation facilities transferred to our subsidiaries by BGE on July 1, 2000, along with the stock we own in certain of our subsidiaries, are subject to the lien of BGE's mortgage. We expect the assets to be released from this lien following payment in March 2008 of the last series of bonds outstanding under the mortgage and the discharge of the mortgage.

        We believe we have satisfactory title to our power project facilities in accordance with standards generally accepted in the energy industry, subject to exceptions, which in our opinion, would not have a material adverse effect on the use or value of the facilities.

        Our merchant energy business owns several natural gas producing properties. We also lease office space in the United Kingdom and Australia to support our merchant energy business.

        The following table describes our generating facilities:

Plant	Location	Capacity (MW)	% Owned	Capacit Owned (MW)		Primary Fuel
		(at December 31, 2007)
Mid-Atlantic Region
Calvert Cliffs	Calvert Co., MD	1,735	100.0	1,735		Nuclear
Brandon Shores	Anne Arundel Co., MD	1,286	100.0	1,286		Coal
H. A. Wagner	Anne Arundel Co., MD	963	100.0	963		Coal/Oil/Gas
C. P. Crane	Baltimore Co., MD	399	100.0	399		Oil/Coal
Keystone	Armstrong and Indiana Cos., PA	1,711	21.0	359	(A)	Coal
Conemaugh	Indiana Co., PA	1,711	10.6	181	(A)	Coal
Perryman	Harford Co., MD	355	100.0	355		Oil/Gas
Riverside	Baltimore Co., MD	232	100.0	232		Oil/Gas
Handsome Lake	Rockland Twp, PA	268	100.0	268		Gas
Notch Cliff	Baltimore Co., MD	120	100.0	120		Gas
Westport	Baltimore City, MD	116	100.0	116		Gas
Philadelphia Road	Baltimore City, MD	64	100.0	64		Oil
Safe Harbor	Safe Harbor, PA	417	66.7	278		Hydro

Total Mid-Atlantic Region *		9,376		6,355
Plants with Power Purchase Agreements
Nine Mile Point Unit 1	Scriba, NY	620	100.0	620		Nuclear
Nine Mile Point Unit 2	Scriba, NY	1,138	82.0	933		Nuclear
R.E. Ginna	Ontario, NY	581	100.0	581		Nuclear

Total Plants with Power Purchase Agreements		2,339		2,134
Other
Panther Creek	Nesquehoning, PA	80	50.0	40		Waste Coal
Colver	Colver Township, PA	104	25.0	26		Waste Coal
Sunnyside	Sunnyside, UT	51	50.0	26		Waste Coal
ACE	Trona, CA	102	31.1	32		Coal
Jasmin	Kern Co., CA	35	50.0	18		Coal
POSO	Kern Co., CA	35	50.0	18		Coal
Mammoth Lakes G-1	Mammoth Lakes, CA	6	50.0	3		Geothermal
Mammoth Lakes G-2	Mammoth Lakes, CA	13	50.0	7		Geothermal
Mammoth Lakes G-3	Mammoth Lakes, CA	13	50.0	7		Geothermal
Soda Lake I	Fallon, NV	4	50.0	2		Geothermal
Soda Lake II	Fallon, NV	10	50.0	5		Geothermal
Rocklin	Placer Co., CA	24	50.0	12		Biomass
Fresno	Fresno, CA	24	50.0	12		Biomass
Chinese Station	Jamestown, CA	20	45.0	9		Biomass
Malacha	Muck Valley, CA	32	50.0	16		Hydro
SEGS IV	Kramer Junction, CA	33	12.2	4		Solar
SEGS V	Kramer Junction, CA	24	4.2	1		Solar
SEGS VI	Kramer Junction, CA	34	8.8	3		Solar

Total Other *		644		239

Total Generating Facilities *		12,359		8,728

(A)
Reflects our proportionate interest in and entitlement to capacity from Keystone and Conemaugh, which include 2 MW of diesel capacity for Keystone and 1 MW of diesel capacity for Conemaugh.

* The sum of the individual plant capacity MWs may not equal the totals due to the effects of rounding.

In February 2008, we acquired a partially completed 774 MW gas-fired combined-cycle power generation facility located in Alabama, which we plan to complete and have ready for commercial operation in early 2010. We discuss this acquisition in more detail in Note 15 to Consolidated Financial Statements.

        The following table describes our processing facilities:

Plant	Location	% Owned	Primary Fuel
A/C Fuels	Hazelton, PA	50.0	Waste Coal Processing
Gary PCI	Gary, IN	24.5	Coal Processing
Low Country *	Cross, SC	99.0	Synfuel Processing
PC Synfuel VA I *	Norton, VA	16.7	Synfuel Processing
PC Synfuel WV I *	Chelyan, WV	16.7	Synfuel Processing
PC Synfuel WV II *	Mount Storm, WV	16.7	Synfuel Processing
PC Synfuel WV III *	Chester, VA	16.7	Synfuel Processing

* Facility to be decommissioned in 2008.

Item 3. Legal Proceedings

We discuss our legal proceedings in Note 12 to Consolidated Financial Statements.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Name	Age	Present Office	Other Offices or Positions Held During Past Five Years
Mayo A. Shattuck III	53	Chairman of the Board (since July 2002), President and Chief Executive Officer (since November 2001) of Constellation Energy	Chairman of the Board of BGE.
John R. Collins	50
		Executive Vice President (since July 2007) and Chief Financial Officer (since May 2007) of Constellation Energy; Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company (since May 2007); and member of Board of Managers of Constellation Energy Partners LLC (since September 2006)	Chief Risk Officer—Constellation Energy and Senior Vice President—Constellation Energy.
Thomas V. Brooks	45
		President of Constellation Energy Resources (since May 2007); Chairman of Constellation Energy Commodities Group, Inc. (since August 2005); and Executive Vice President of Constellation Energy (since January 2004)	Vice Chairman—Constellation Energy and President and Chief Executive Officer—Constellation Energy Commodities Group, Inc.
Michael J. Wallace	60
		President (since January 2002) and Chief Executive Officer (since May 2005) of Constellation Energy Nuclear Group, LLC (formerly known as Constellation Generation Group, LLC); and Executive Vice President of Constellation Energy (since January 2004)	None.
Thomas F. Brady	58	Executive Vice President of Constellation Energy (since January 2004); and Chairman of the Board of BGE (since April 2007)	Senior Vice President, Corporate Strategy and Development—Constellation Energy.

Irving B. Yoskowitz	62	Executive Vice President and General Counsel of Constellation Energy (since June 2005)	Senior Counsel—Crowell & Moring (law firm); and Senior Partner—Global Technology Partners, LLC (investment banking and consulting firm).
Felix J. Dawson	40
		Co-Chief Commercial Officer of Constellation Energy Resources (since August 2007); Senior Vice President of Constellation Energy (since October 2006); Co-President and Co-Chief Executive Officer of Constellation Energy Commodities Group, Inc. (since August 2005); and President and Chief Executive Officer of Constellation Energy Partners LLC (since May 2006)	Co-Chief Commercial Officer—Constellation Energy Commodities Group, Inc.; and Managing Director—Constellation Energy Commodities Group, Inc.
George E. Persky	38
		Co-Chief Commercial Officer of Constellation Energy Resources (since August 2007); Senior Vice President of Constellation Energy (since October 2006); and Co-President and Co-Chief Executive Officer of Constellation Energy Commodities Group, Inc. (since August 2005)	Co-Chief Commercial Officer—Constellation Energy Commodities Group, Inc.; and Managing Director—Constellation Energy Commodities Group, Inc.
Kenneth W. DeFontes, Jr.	57	President and Chief Executive Officer of Baltimore Gas and Electric Company and Senior Vice President of Constellation Energy (since October 2004)	Vice President, Electric Transmission and Distribution—BGE.
Paul J. Allen	56	Senior Vice President, Corporate Affairs (since January 2004) and Chief Environmental Officer (since June 2007) of Constellation Energy	Vice President, Corporate Affairs—Constellation Energy.
Beth S. Perlman	47	Senior Vice President (since January 2004), Chief Administrative Officer (since June 2007) and Chief Information Officer (since April 2002) of Constellation Energy	Vice President—Constellation Energy.
Marc L. Ugol	49	Senior Vice President, Human Resources of Constellation Energy (since January 2004)	Vice President, Human Resources—Constellation Energy.

        Officers are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such. There is no arrangement or understanding between any director or officer and any other person pursuant to which the director or officer was selected.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stock Trading

Constellation Energy's common stock is traded under the ticker symbol CEG. It is listed on the New York and Chicago stock exchanges.

        As of January 31, 2008, there were 39,186 common shareholders of record.

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

        In January 2008, we announced an increase in our quarterly dividend from $0.435 to $0.4775 per share payable April 1, 2008 to holders of record on March 10, 2008. This is equivalent to an annual rate of $1.91 per share.

        Quarterly dividends were declared on our common stock during 2007 and 2006 in the amounts set forth below.

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

Common Stock Dividends and Price Ranges

	2007			2006
		Price			Price
	Dividend Declared			Dividend Declared
		High	Low		High	Low
First Quarter	$0.435	$88.20	$68.78	$0.3775	$60.55	$54.01
Second Quarter	0.435	95.57	82.71	0.3775	55.68	50.55
Third Quarter	0.435	98.20	76.64	0.3775	60.79	53.70
Fourth Quarter	0.435	104.29	85.81	0.3775	70.20	59.00

Total	$1.74			$1.51

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased(1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)(2)
October 1 – October 31, 2007	—	$—	—		$1.0 billion
November 1 – November 30, 2007	200,000	96.31	2,023,527	(3)	750 million
December 1 – December 31, 2007	250,218	103.24	—		750 million

Total	450,218	$100.16	2,023,527		—

(1)
Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises and shares repurchased by us in the open market to satisfy employee stock option exercises and restricted stock grants.

(2)
In October 2007, our board of directors approved a common share repurchase program for up to $1 billion of our outstanding common shares. The program is expected to be executed over the 24 months following approval in a manner that preserves flexibility to pursue additional strategic investment opportunities.

(3)
Represents shares repurchased pursuant to an accelerated share repurchase agreement entered into with a financial institution. The final price of the shares repurchased was determined based on a discount to the volume-weighted average trading price of $100.53 per share of our common stock. In January 2008, the financial institution delivered 514,376 additional shares to us at the completion of the transaction.

See Note 9 to Consolidated Financial Statements for a further description of our common share repurchase program and the accelerated share repurchase agreement.

Item 6. Selected Financial Data

Constellation Energy Group, Inc. and Subsidiaries

	2007	2006	2005	2004	2003

	(In millions, except per share amounts)
Summary of Operations
Total Revenues	$21,193.2	$19,284.9	$16,968.3	$12,127.2	$9,342.8
Total Expenses	19,858.8	18,025.2	16,023.8	11,209.1	8,395.5
Gain on Sale of Gas-Fired Plants	—	73.8	—	—	—

Income From Operations	1,334.4	1,333.5	944.5	918.1	947.3
Gain on sales of CEP equity	63.3	28.7	—	—	—
Other Income	158.6	66.1	65.5	25.5	20.6
Fixed Charges	305.6	328.7	310.2	326.8	336.3

Income Before Income Taxes	1,250.7	1,099.6	699.8	616.8	631.6
Income Taxes	428.3	351.0	163.9	118.4	222.2

Income from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles	822.4	748.6	535.9	498.4	409.4
(Loss) Income from Discontinued Operations, Net of Income Taxes	(0.9)	187.8	94.4	41.3	66.3
Cumulative Effects of Changes in Accounting Principles, Net of Income Taxes	—	—	(7.2)	—	(198.4)

Net Income	$821.5	$936.4	$623.1	$539.7	$277.3

Earnings Per Common Share from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles Assuming Dilution	$4.51	$4.12	$2.98	$2.88	$2.45
(Loss) Income from Discontinued Operations	(0.01)	1.04	0.53	0.24	0.40
Cumulative Effects of Changes in Accounting Principles	—	—	(0.04)	—	(1.19)

Earnings Per Common Share Assuming Dilution	$4.50	$5.16	$3.47	$3.12	$1.66

Dividends Declared Per Common Share	$1.74	$1.51	$1.34	$1.14	$1.04

Summary of Financial Condition
Total Assets	$21,945.7	$21,801.6	$21,473.9	$17,347.1	$15,593.0

Current Portion of Long-Term Debt	$380.6	$878.8	$491.3	$480.4	$343.2

Capitalization
Long-Term Debt	$4,660.5	$4,222.3	$4,369.3	$4,813.2	$5,039.2
Minority Interests	19.2	94.5	22.4	90.9	113.4
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0	190.0	190.0	190.0
Common Shareholders' Equity	5,340.2	4,609.3	4,915.5	4,726.9	4,140.5

Total Capitalization	$10,209.9	$9,116.1	$9,497.2	$9,821.0	$9,483.1

Financial Statistics at Year End
Ratio of Earnings to Fixed Charges	3.84	4.05	3.04	2.71	2.69
Book Value Per Share of Common Stock	$29.93	$25.54	$27.57	$26.81	$24.68

We discuss items that affect comparability between years, including acquisitions and dispositions, accounting changes and other items, in Item 7. Management's Discussion and Analysis.

Baltimore Gas and Electric Company and Subsidiaries

	2007	2006	2005	2004	2003

	(In millions)
Summary of Operations
Total Revenues	$3,418.5	$3,015.4	$3,009.3	$2,724.7	$2,647.6
Total Expenses	3,084.2	2,646.3	2,612.8	2,353.3	2,262.6

Income From Operations	334.3	369.1	396.5	371.4	385.0
Other Income (Expense)	26.8	6.0	5.9	(6.4)	(5.4)
Fixed Charges	125.3	102.6	93.5	96.2	111.2

Income Before Income Taxes	235.8	272.5	308.9	268.8	268.4
Income Taxes	96.0	102.2	119.9	102.5	105.2

Net Income	139.8	170.3	189.0	166.3	163.2
Preference Stock Dividends	13.2	13.2	13.2	13.2	13.2

Earnings Applicable to Common Stock	$126.6	$157.1	$175.8	$153.1	$150.0

Summary of Financial Condition
Total Assets	$5,783.0	$5,140.7	$4,742.1	$4,662.9	$4,706.6

Current Portion of Long-Term Debt	$375.0	$258.3	$469.6	$165.9	$330.6

Capitalization
Long-Term Debt	$1,862.5	$1,480.5	$1,015.1	$1,359.5	$1,343.7
Minority Interest	16.8	16.7	18.3	18.7	18.9
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0	190.0	190.0	190.0
Common Shareholder's Equity	1,671.7	1,651.5	1,622.5	1,566.0	1,487.7

Total Capitalization	$3,741.0	$3,338.7	$2,845.9	$3,134.2	$3,040.3

Financial Statistics at Year End
Ratio of Earnings to Fixed Charges	2.84	3.60	4.22	3.75	3.36
Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividends	2.42	2.99	3.45	3.08	2.82

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

        As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2007, 2006, and 2005. We analyze and explain the differences between periods in the specific line items of our Consolidated Statements of Income.

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

Strategy

We are pursuing a strategy of providing energy and energy related services through our competitive supply activities and BGE, our regulated utility located in Maryland. Our merchant energy business focuses on short-term and long-term purchases and sales of energy, capacity, and related products to various customers, including distribution utilities, municipalities, cooperatives, and industrial, commercial, and governmental customers.

        We obtain this energy through both owned and contracted supply resources. Our generation fleet is strategically located in deregulated markets and includes various fuel types, such as nuclear, coal, gas, oil, and renewable sources. In addition to owning generating facilities, we contract for power from other merchant providers, typically through power purchase agreements. We will use both our owned generation and our contracted generation to support our competitive supply operations.

        In addition, our merchant energy business is active in both upstream and downstream natural gas areas as well as coal sourcing and logistics services for the variable and fixed supply needs of global customers.

        We are a leading national competitive supplier of energy. In our wholesale and commercial and industrial retail marketing activities we are leveraging our recognized expertise in providing full requirements energy and energy-related services to enter markets, capture market share, and organically grow these businesses. Through the application of technology, intellectual capital, process improvement, and increased scale, we are seeking to reduce the cost of delivering full requirements energy and energy related services and managing risk.

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

        Collectively, the integration of owned and contracted electric generation assets with origination, fuel procurement, and risk management expertise, allows our merchant energy business to earn incremental margin and more effectively manage energy and commodity price risk over geographic regions and over time. Our focus is on providing solutions to customers' energy needs, and our wholesale marketing, risk management, and trading operation adds value to our owned and contracted generation assets by providing national market access, market infrastructure, real-time market intelligence, risk management and arbitrage opportunities, and transmission and transportation expertise. Generation capacity supports our wholesale marketing, risk management, and trading operation by providing a source of reliable power supply.

        To achieve our strategic objectives, we expect to continue to pursue opportunities that expand our access to customers and to support our wholesale marketing, risk management, and trading operation with generation assets that have diversified geographic, fuel, and dispatch characteristics. We also expect to grow through buying and selling a greater number of physical energy products and services to large energy customers. We expect to achieve operating efficiencies within our competitive supply operation and our generation fleet by selling more products through our existing sales force, benefiting from efficiencies of scale, adding to the capacity of existing plants, and making our business processes more efficient.

        We expect BGE and our other retail energy service businesses to grow through focused and disciplined expansion primarily from new customers. At BGE, we are also focused on enhancing reliability, customer satisfaction and customer demand response initiatives.

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

        We are constantly reevaluating our strategies and might consider:

  •
  acquiring or developing additional generating facilities and gas properties to support our merchant energy business,
  •
  renovating or extending the life of existing generation facilities,
  •
  mergers or acquisitions of utility or non-utility businesses or assets, and
  •
  sale of assets of one or more businesses.

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

        Various states have moved to restructure their retail electricity and gas markets. The pace of deregulation in these states varies based on historical moves to competition and responses to recent market events. While many states continue to support or expand retail competition and industry restructuring, other states that were considering deregulation have slowed their plans or postponed consideration. In addition, other states are reconsidering deregulation.

        Specifically, legislatures in a number of states are considering, to varying degrees, legislation currently to either eliminate or expand retail choice programs. In addition, many states have initiated proceedings to reconsider the method of wholesale procurement for meeting their utilities' default/provider-of-last-resort requirements. Both the reconsideration of retail choice and possible new methodologies for wholesale procurement could affect our customer supply group's future opportunities to service commercial and industrial customers and the ability to provide wholesale products to utilities. The outcome of these efforts cannot be predicted, but they could have a material effect on our financial results.

        All BGE electricity and gas customers have the option to purchase electricity and gas from alternate suppliers.

        We discuss merchant competition in more detail in Item 1. Business—Competition section.

        The impacts of electric deregulation on BGE in Maryland are discussed in Item 1. Business—Baltimore Gas and Electric Company—Electric Business—Electric Competition section.

Regulation—Maryland

Maryland PSC

In addition to electric restructuring, which is discussed in Item 1. Business—Electric Competition section, regulation by the Maryland PSC significantly influences BGE's businesses. The Maryland PSC determines the rates that BGE can charge customers of its electric distribution and gas businesses. The Maryland PSC incorporates into BGE's standard offer service rates the transmission rates determined by the Federal Energy Regulatory Commission (FERC). BGE's electric rates are unbundled in customer billings to show separate components for delivery service (i.e. base rates), electric supply (commodity charge), transmission, a universal service surcharge, and certain taxes. The rates for BGE's regulated gas business continue to consist of a delivery charge (base rate) and a commodity charge.

Senate Bills 1 and 400

In June 2006, Senate Bill 1 was enacted, which among other things:

  •
  imposed rate stabilization measures that (i) capped rate increases by BGE for residential SOS service at 15% from July 1, 2006 to May 31, 2007, (ii) gave residential SOS customers the option from June 1, 2007 until December 31, 2007 of paying a full market rate or choosing a short term rate stabilization plan in order to provide a smooth transition to market rates without adversely affecting the creditworthiness of BGE, and (iii) provided for full market rates for all residential SOS service starting January 1, 2008;
  •
  allowed BGE to recover the costs deferred from July 1, 2006 to May 31, 2007 from its customers over a period not to exceed 10 years, on terms and conditions to be determined by the Maryland PSC, including through the issuance of rate stabilization bonds that securitize the deferred costs; and
  •
  required BGE to reduce residential electric rates by approximately $39 million per year for 10 years, beginning January 1, 2007, through suspension of the collection of the residential return component of the administrative charge for SOS service through May 31, 2007 and by providing to all residential electric customers a credit equal to the amounts collected from all BGE customers for the nuclear decommissioning trust for Calvert Cliffs. We provide further details in Item 1. Business—Cost for Decommissioning Nuclear Facilities section and in Item 7. Management's Discussion and Analysis—Regulated Electric Business—Senate Bill 1 Credits section.

        In connection with these provisions of Senate Bill 1:

  •
  In May 2007, the Maryland PSC approved a plan to allow residential electric customers to defer the transition to full market rates from June 1, 2007 to January 1, 2008. The 4 percent of customers who chose to defer will repay the deferred amounts over a twenty-one month period starting April 1, 2008 without interest.
  •
  In June 2007, a subsidiary of BGE issued an aggregate principal amount of $623.2 million of rate stabilization bonds to recover costs relating to the residential rate deferral from July 1, 2006 to May 31, 2007. We discuss the rate stabilization bond issuance in more detail in Note 9.
  •
  In June 2007, the Maryland PSC required BGE to reinstate collection of the residential return component of the POLR administration charge in POLR rates and to provide all residential electric customers a credit for the residential return component of the administrative charge.

        In connection with implementing the approximately $39 million in credits to residential electric customers discussed above, BGE and Calvert Cliffs had notified the Maryland PSC that they had entered into a standstill agreement with the Attorney General of the State of Maryland with respect to potential challenges to the provisions of Senate Bill 1 relating to the credits. In January 2008, BGE and Calvert Cliffs provided the Attorney General with notice of their termination of the standstill agreement and their intent to file a federal action to enforce their rights under the 1999 Maryland electric deregulation settlement and to challenge the constitutionality of the residential customer credits set forth in Senate Bill 1. We may incur significant costs to litigate this action and we cannot provide any assurances that it will be resolved in our favor. If the action is resolved in a manner adverse to us, which may include a court determining that Senate Bill 1 appropriately required the residential rate credits or overturning aspects of the 1999 electric deregulation settlement, the impact on our, or BGE's, financial results could be material.

        Further, in April 2007, Senate Bill 400 was enacted, which made certain modifications to Senate Bill 1. Pursuant to Senate Bill 400, the Maryland PSC was required to initiate several studies, including studies relating to stranded costs, the costs and benefits of various options for reregulation, and the structure of the electric industry in Maryland. In addition, the Maryland PSC has indicated that they are studying the relationship between Constellation Energy and BGE.

        In December 2007, the Maryland PSC issued an interim report addressing the costs and benefits of various options for reregulation and recommending actions to be taken to address an anticipated shortage of generation and transmission capacity in Maryland, which included implementation of demand response initiatives and requiring utilities to enter into long-term power purchase contracts with suppliers.

        In January 2008, the Maryland PSC issued another interim report that indicated that the Maryland PSC would initiate proceedings into payments made by BGE customers for stranded costs resulting from BGE's transfer of generation assets to certain Constellation Energy affiliates in connection with deregulation and into Constellation Energy's management of its nuclear decommissioning funds. This interim report also recommended that the Maryland legislature enact legislation to provide the Maryland PSC with the authority to regulate nuclear decommissioning funds and consider legislation that would provide the Maryland PSC with the authority to consider reallocation of the liability for nuclear decommissioning among Constellation Energy, BGE and customers or to otherwise order relief for customers. Similarly, the interim report also recommended that the Maryland legislature consider legislation to order relief for customers depending on the outcome of the Maryland PSC's stranded cost proceeding.

        The Maryland PSC is required to issue a final report in December 2008. We cannot at this time predict the ultimate outcome of these inquiries, studies, and recommendations or their actual effect on our, or BGE's financial results, but it could be material. In addition, one or more parties may challenge in court one or more provisions of Senate Bills 1 and 400. The outcome of any challenges and the uncertainty that could result cannot be predicted.

        We discuss the market risk of our regulated electric business in more detail in the Market Risk section.

Base Rates

Base rates are the rates the Maryland PSC allows BGE to charge its customers for the cost of providing them delivery service, plus a profit. BGE has both electric base rates and gas base rates. Higher electric base rates apply during the summer when the demand for electricity is higher. Gas base rates are not affected by seasonal changes.

        BGE may ask the Maryland PSC to increase base rates from time to time. In 2008, BGE plans to file a combination electric and gas base rate case. The Maryland PSC historically has allowed BGE to increase base rates to recover its utility plant investment and operating costs, plus a profit. Generally, rate increases improve the earnings of our regulated business because they allow us to collect more revenue. However, rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. Other parties may petition the Maryland PSC to decrease base rates.

        BGE's most recently approved return on electric distribution rate base was 9.4% (approved in 1993). BGE's most recently approved return on gas rate base was 8.49% (approved in 2005).

        In December 2005, the Maryland PSC issued an order granting BGE a $35.6 million annual increase in its gas base rates. In December 2006, the Baltimore City Circuit Court upheld the rate order. However, certain parties have filed an appeal with the Court of Special Appeals. We cannot provide assurance that the Maryland PSC's order will not be reversed in whole or part or that certain issues will not be remanded to the Maryland PSC for reconsideration.

Revenue Decoupling

Beginning in 2008, BGE will record a monthly adjustment to its electric distribution revenues from residential and small commercial customers to eliminate the effect of abnormal weather and usage patterns per customer on its electric distribution volumes in accordance with Maryland PSC requirements. This means that BGE's monthly electric distribution revenues from residential and small commercial customers will be based on weather and usage that is considered normal for the month. Therefore, these revenues are affected by customer growth and will not be affected by actual weather or usage conditions. We have a similar revenue decoupling mechanism in our gas business.

Demand Response and Advanced Metering Programs

In order to implement advanced metering and demand response programs, BGE will defer costs associated with these programs as a regulatory asset and recover these costs from customers in future periods. We discuss the advanced metering and demand response programs in more detail in Item 1. Business—Baltimore Gas and Electric Company—Electric Load Management.

Electric Commodity and Transmission Charges

BGE electric commodity and transmission charges (standard offer service), including the impact of the enactment of Senate Bill 1 in Maryland, are discussed in Business Environment—Regulation—Maryland—Senate Bills 1 and 400 section.

Gas Commodity Charge

BGE charges its gas customers separately for the natural gas they purchase. The price BGE charges for the natural gas is based on a market-based rates incentive mechanism approved by the Maryland PSC. We discuss market-based rates in more detail in the Regulated Gas Business—Gas Cost Adjustments section and in Note 6.

Federal Regulation

FERC

The FERC has jurisdiction over various aspects of our business, including electric transmission and wholesale natural gas and electricity sales. BGE transmission rates are updated annually based on a formula methodology approved by FERC. The rates also include transmission investment incentives approved by FERC in orders issued in July and November of 2007. We believe that FERC's continued commitment to fair and efficient wholesale energy markets should continue to result in improvements to competitive markets across various regions.

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

        In addition to PJM, RTOs exist in other regions of the country such as the Midwest, New York, and New England. In addition to operation of the transmission system and responsibility for transmission system reliability, these RTOs also operate energy markets for their region pursuant to FERC's oversight. Our merchant energy business participates in these regional energy markets. These markets are continuing to develop, and revisions to market structure are subject to review and approval by FERC. We cannot predict the outcome of any reviews at this time. However, changes to the structure of these markets could have a material effect on our financial results.

        Ongoing initiatives at FERC have included a review of its methodology for the granting of market-based rate authority to sellers of electricity. FERC has established interim tests that will be used to determine the extent to which companies may have market power in certain regions. Where market power is found to exist, FERC may require companies to implement measures to mitigate the market power in order to maintain market-based rate authority. We believe that our entities selling wholesale power continue to satisfy FERC's test for determining whether to grant a public utility market-based rate authority.

        In November 2004, FERC eliminated through and out transmission rates between the Midwest Independent System Operator (MISO) and PJM and put in place Seams Elimination Charge/Cost Adjustment/Assignment (SECA) transition rates, which are paid by the transmission customers of MISO and PJM and allocated among the various transmission owners in PJM and MISO. The SECA transition rates were in effect from December 1, 2004 through March 31, 2006. FERC set for hearing the various compliance filings that established the level of the SECA rates and has indicated that the SECA rates are being recovered from the MISO and PJM transmission customers subject to refund by the MISO and PJM transmission owners.

        We are a recipient of SECA payments, payer of SECA charges, and supplier to whom such charges may be shifted. Administrative hearings regarding the SECA charges concluded in May 2006, and an initial decision from the FERC administrative law judge (ALJ) was issued in August 2006. The decision of the ALJ generally found in favor of reducing the overall SECA liability. The decision, if upheld, is expected to significantly reduce the overall SECA liability at issue in this proceeding. However, the ALJ also allowed SECA charges to be shifted to upstream suppliers, subject to certain adjustments. Therefore, certain charges could be shifted to our wholesale marketing, risk management, and trading operation. This decision will be reviewed by FERC. We are unable to predict the timing or final outcome of FERC's SECA rate proceeding. However, as the amounts collected under the SECA rates are subject to refund and the ultimate outcome of the proceeding establishing SECA rates is uncertain, the result of this proceeding may have a material effect on our financial results.

        In April 2006, FERC issued an initial order approving PJM's proposal to restructure its capacity market, which establishes the method by which we are paid for making generating plant capacity available to PJM. The capacity market or Reliability Pricing Model (RPM) was approved by FERC in December 2006 after settlement proceedings. FERC in June and November 2007 upheld the RPM settlement in response to requests for rehearing. An appeal of FERC's decisions on RPM was filed in January 2008 in the United States Court of Appeals for the District of Columbia Circuit. Currently, we cannot predict with certainty what effect the results of these challenges will have on our, or BGE's, financial results.

        Also in January 2008 in connection with RPM, PJM filed revisions to its capacity market rules to reflect increased construction costs for new entry of generation (CONE). CONE is used in determining the price paid to capacity resources that clear in the PJM capacity auction. The outcome of this pending filing at FERC is uncertain, but it could have a material effect on our financial results.

        Three major, high-voltage transmission lines have been announced that could enhance significantly the transfer capacity of the PJM transmission system from west to east. The siting process either in the states or at FERC is uncertain, as is the likelihood that one or more of the transmission lines will be ultimately constructed. The construction of the transmission lines, which could depress both capacity and energy prices for generation located in Maryland and elsewhere in the eastern part of PJM, could have a material effect on our financial results.

        Other market changes are routinely proposed and considered on an ongoing basis. Such changes will be subject to FERC's review and approval. We cannot predict the outcome of these proceedings or the possible effect on our, or BGE's, financial results at this time.

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

BGE

Weather affects the demand for electricity and gas for our regulated businesses. Very hot summers and very cold winters increase demand. Mild weather reduces demand. Weather affects residential sales more than commercial and industrial sales, which are mostly affected by business needs for electricity and gas. The Maryland PSC has approved revenue decoupling mechanisms which allow BGE to record monthly adjustments to our regulated electric and gas business distribution revenues to eliminate the effect of abnormal weather and usage patterns. We discuss this further in the Regulation—Maryland PSC—Revenue Decoupling and Regulated Gas Business—Gas Revenue Decoupling sections.

Other Factors

A number of other factors significantly influence the level and volatility of prices for energy commodities and related derivative products for our merchant energy business. These factors include:

  •
  seasonal, daily, and hourly changes in demand,
  •
  number of market participants,
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

Accounting for Derivatives

Our merchant energy business originates and acquires contracts for energy, other energy-related commodities, and related derivatives. We record merchant energy business revenues using two methods of accounting: accrual accounting and mark-to-market accounting. The accounting requirements for derivatives are governed by Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and applying those requirements involves the exercise of judgment in evaluating these provisions, as well as related implementation guidance and applying those requirements to complex contracts in a variety of commodities and markets. We record all derivatives subject to the accounting requirements of SFAS No. 133 as "Derivative assets or liabilities" in our Consolidated Balance Sheets. Within derivative assets and liabilities, we include derivative contracts subject to mark-to-market accounting and derivative contracts that qualify for designation as hedges under SFAS No. 133.

        Many fundamental customer contracts in our business, such as those associated with our load-serving activities, must be accounted for on an accrual basis. We may economically hedge these contracts with derivatives and elect cash-flow hedge accounting or apply the normal purchase and normal sale exception in order to match more closely the timing of the recognition of earnings from these transactions. We make these elections because we believe that accrual accounting provides the most transparent presentation to our shareholders of these business activities. If our commercial transactions or related hedges meet the definition of a derivative, we must comply with the provisions of SFAS No. 133 in order to use cash-flow hedge accounting or the normal purchase and normal sale exception. Qualifying for either of these accounting treatments requires ongoing compliance with specific, detailed documentation and other requirements that may be unrelated to the economics of the transactions or how the associated risks are managed. While we believe we have appropriate controls in place to comply with these requirements, the failure to meet all of those requirements, even inadvertently, may result in disqualifying the use of these accounting treatments for those transactions for any affected period until all such requirements are satisfied.

        The exercise of management's judgment in using cash-flow hedge accounting or electing the normal purchase and sale exception versus mark-to-market accounting, including compliance with all of the associated qualification and documentation requirements, materially impacts our financial results with respect to timing of the recognition of earnings. In addition, interpretations of SFAS No. 133 could continue to evolve. If there is a future change in interpretation or a failure to meet the qualification and documentation requirements, contracts that currently are excluded from the provisions of SFAS No. 133 under the normal purchase and normal sale exception or for which changes in fair value are recorded in other comprehensive income under cash-flow hedge accounting could be deemed to no longer qualify for those accounting treatments. If that were to occur, normal purchase and normal sale contracts could be required to be recorded on the balance sheet at fair value with changes in value recorded in the income statement, and changes in value of derivatives previously designated as cash-flow hedges could be required to be recorded in the income statement rather than in other comprehensive income.

        We record revenues and fuel and purchased energy expenses from the sale or purchase of energy, energy-related products, and energy services under the accrual method of accounting in the period when we deliver or receive energy commodities, products, and services, or settle contracts. We use accrual accounting for our merchant energy and other nonregulated business transactions, including the generation or purchase and sale of electricity, gas, and coal as part of our physical delivery activities and for power, gas, and coal sales contracts that are not subject to mark-to-market accounting. Contracts that are eligible for accrual accounting include non-derivative transactions and derivatives that qualify for and are designated as normal purchases and normal sales of commodities that will be physically delivered. While we generally elect accrual accounting whenever permitted, we sometimes use mark-to-market accounting for physical delivery activities that are managed using economic hedges that do not qualify for accrual accounting.

        The use of accrual accounting requires us to analyze contracts to determine whether they are non-derivatives or, if they are derivatives, whether they meet the requirements for designation as normal purchases and normal sales. For those derivative contracts that do not meet these criteria, we may also analyze whether they qualify for hedge accounting, including performing an evaluation of historical forward market price information to determine whether such contracts are expected to be highly effective in offsetting changes in cash flows from the risk being hedged.

        We use the mark-to-market method of accounting for derivative contracts for which we do not elect to use accrual accounting or hedge accounting. These mark-to-market activities include derivative contracts for energy and other energy-related commodities. Under the mark-to-market method of accounting, we record the fair value of these derivatives as assets and liabilities at the time of contract execution. We record the changes in these derivative assets and liabilities in our Consolidated Statements of Income.

        Derivative assets and liabilities accounted for under the mark-to-market method of accounting consist of a combination of energy and energy-related derivative contracts. While some of these contracts represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using modeling techniques to determine expected future market prices, contract quantities, or both. The market prices and quantities used to determine fair value reflect management's best estimate considering various factors. However, future market prices and actual quantities will vary from those used in recording the related derivative assets and liabilities, and it is possible that such variations could be material.

        We record valuation adjustments to reflect uncertainties associated with certain estimates inherent in the determination of the fair value of these derivative assets and liabilities. The effect of these uncertainties is not incorporated in market price information or other market-based estimates used to determine fair value of our mark-to-market energy contracts. To the extent possible, we utilize market-based data together with quantitative methods for both measuring the uncertainties for which we record valuation adjustments and determining the level of such adjustments and changes in those levels.

        We describe below the main types of valuation adjustments we record and the process for establishing each. Generally, increases in valuation adjustments reduce our earnings, and decreases in valuation adjustments increase our earnings. However, all or a portion of the effect on earnings of changes in valuation adjustments may be offset by changes in the value of the underlying positions. As discussed below and more fully in Note 1, our valuation adjustments will be affected by the adoption of SFAS No. 157, Fair Value Measurements, in 2008.

  •
  Close-out adjustment—represents the estimated cost to close out or sell to a third-party open mark-to-market positions. This valuation adjustment has the effect of valuing "long" positions (the purchase of a commodity) at the bid price and "short" positions (the sale of a commodity) at the offer price. We compute this adjustment using a market-based estimate of the bid/offer spread for each commodity and option price and the absolute quantity of our net open positions for each year. The level of total close-out valuation adjustments increases as we have larger unhedged positions, bid-offer spreads increase, or market information is not available, and it decreases as we reduce our unhedged positions, bid-offer spreads decrease, or market information becomes available. Prior to the adoption of SFAS No. 157 on January 1, 2008, to the extent that we are not able to obtain observable market information for similar contracts, the close-out adjustment is equivalent to the initial contract margin, thereby resulting in no gain or loss at inception. In the absence of observable market information, there is a presumption that the transaction price is equal to the market value of the contract, and therefore we do not recognize a gain or loss at inception. We recognize such gains or losses in earnings as we realize cash flows under the contract or when observable market data becomes available.
  •
  Unobservable input valuation adjustment—upon adoption of SFAS No. 157, this adjustment is necessary when we are required to determine fair value for derivative positions using internally developed models that use unobservable inputs due to the absence of observable market information. Unobservable inputs to fair value may arise due to a number of factors, including but not limited to, the term of the transaction, contract optionality, delivery location, or product type. In the absence of observable market information that supports the model inputs, there is a presumption that the transaction price is equal to the market value of the contract when we transact in our principal market and SFAS No. 157 requires us to recalibrate our estimate of fair value to equal the transaction price. Therefore we do not recognize a gain or loss at contract inception on these transactions. We will recognize such gains or losses in earnings as we realize cash flows under the contract or when observable market data becomes available.
  •
  Credit-spread adjustment—for risk management purposes, we compute the value of our derivative assets and liabilities using a risk-free discount rate. In order to compute fair value for financial reporting purposes, we adjust the value of our derivative assets to reflect the credit-worthiness of each counterparty based upon either published credit ratings, or equivalent internal credit ratings and associated default probability percentages. We compute this adjustment by applying a default probability percentage to our outstanding credit exposure, net of collateral, for each counterparty. The level of this adjustment increases as our credit exposure to counterparties increases, the maturity terms of our transactions increase, or the credit ratings of our counterparties deteriorate, and it decreases when our credit exposure to counterparties decreases, the maturity terms of our transactions decrease, or the credit ratings of our counterparties improve. Upon adoption of SFAS No. 157, we will also use a credit-spread adjustment in order to reflect our own credit risk in determining the fair value of our derivative liabilities.

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

        The impact of derivative contracts on our revenues and costs is material and is affected by many factors, including:

  •
  our ability to continue to designate and qualify derivative contracts for normal purchase and normal sale accounting or hedge accounting under the requirements of SFAS No. 133, as amended and as interpreted in supplemental guidance,
  •
  potential volatility in earnings from ineffectiveness associated with derivatives subject to hedge accounting,
  •
  potential volatility in earnings from derivative contracts that serve as economic hedges for which we do not elect or do not meet the accounting requirements to qualify for normal purchase and normal sale accounting or hedge accounting,
  •
  our ability to enter into new mark-to-market derivative origination transactions, and
  •
  sufficient liquidity and transparency in the energy markets to permit us to record gains at inception of new derivative contracts because fair value is evidenced by quoted market prices, current market transactions, or other observable market information.

Evaluation of Assets for Impairment and Other Than Temporary Decline in Value

Long-Lived Assets

We are required to evaluate certain assets that have long lives (for example, generating property and equipment and real estate) to determine if they are impaired when certain conditions exist. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides the accounting requirements for impairments of long-lived assets. We are required to test our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events or changes are:

  •
  a significant decrease in the market price of a long-lived asset,
  •
  a significant adverse change in the manner an asset is being used or its physical condition,
  •
  an adverse action by a regulator or legislature or an adverse change in the business climate,
  •
  an accumulation of costs significantly in excess of the amount originally expected for the construction or acquisition of an asset,
  •
  a current-period loss combined with a history of losses or the projection of future losses, or
  •
  a change in our intent about an asset from an intent to hold to a greater than 50% likelihood that an asset will be sold or disposed of before the end of its previously estimated useful life.

        For long-lived assets that are expected to be held and used, SFAS No. 144 provides that an impairment loss shall only be recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The carrying amount of an asset is not recoverable under SFAS No. 144 if the carrying amount exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Therefore, when we believe an impairment condition may have occurred, we are required to estimate the undiscounted future cash flows associated with a long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. This necessarily requires us to estimate uncertain future cash flows.

        In order to estimate future cash flows, we consider historical cash flows and changes in the market environment and other factors that may affect future cash flows. To the extent applicable, the assumptions we use are consistent with forecasts that we are otherwise required to make (for example, in preparing our other earnings forecasts). If we are considering alternative courses of action to recover the carrying amount of a long-lived asset (such as the potential sale of an asset), we probability-weight the alternative courses of action to estimate the cash flows.

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

        We are also required to evaluate our equity-method and cost-method investments (for example, in partnerships that own power projects) to determine whether or not they are impaired. Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, provides the accounting requirements for these investments. The standard for determining whether an impairment must be recorded under APB No. 18 is whether the investment has experienced a loss in value that is considered an "other than a temporary" decline in value.

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

Debt and Equity Securities

Our investments in debt and equity securities, primarily our nuclear decommissioning trust fund assets, are subject to impairment evaluations under FASB Staff Positions SFAS 115-1 and SFAS 124-1 (FSP 115-1 and 124-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP 115-1 and 124-1 require us to determine whether a decline in fair value of an investment below book value is other than temporary. If we determine that the decline in fair value is judged to be other than temporary, the cost basis of the investment must be written down to fair value as a new cost basis. For securities held in our nuclear decommissioning trust fund for which the market value is below book value, the decline in fair value for these securities is considered other than temporary and must be written down to fair value.

Goodwill

Goodwill is the excess of the purchase price of an acquired business over the fair value of the net assets acquired. We account for goodwill and other intangibles under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We do not amortize goodwill. SFAS No. 142 requires us to evaluate goodwill for impairment at least annually or more frequently if events and circumstances indicate the business might be impaired. Goodwill is impaired if the carrying value of the business exceeds fair value. Annually, we estimate the fair value of the businesses we have acquired using techniques similar to those used to estimate future cash flows for long-lived assets as discussed on the previous page, which involves judgment. If the estimated fair value of the business is less than its carrying value, an impairment loss is required to be recognized to the extent that the carrying value of goodwill is greater than its fair value.

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

        Our nuclear decommissioning costs represent our largest asset retirement obligation. This obligation primarily results from the requirement to decommission and decontaminate our nuclear generating facilities in connection with their future retirement. We utilize site-specific decommissioning cost estimates to determine our nuclear asset retirement obligations. However, given the magnitude of the amounts involved, complicated and ever-changing technical and regulatory requirements, and the long time horizons involved, the actual obligation could vary from the assumptions used in our estimates, and the impact of such variations could be material.

        In view of the significant number of assumptions underlying the decommissioning cost estimate, our estimate of the future cost of decommissioning is likely to continue to change over time. For perspective, a 10% increase or decrease in our estimate of the future cost of decommissioning would produce an approximately $80 million change to our asset retirement obligation and an approximately $10 million change in our total annual amortization and accretion expenses.

Significant Events

Common Share Repurchase Program

In October 2007, our board of directors approved a common share repurchase program for up to $1 billion of our outstanding common stock. We discuss this common share repurchase program in more detail in Note 9.

Dividend Increase

In January 2008, we announced an increase in our quarterly dividend to $0.4775 per share on our common stock. This is equivalent to an annual rate of $1.91 per share. Previously, our quarterly dividend on our common stock was $0.435 per share, equivalent to an annual rate of $1.74 per share.

CEP

CEP, a limited liability company formed in 2006 by Constellation Energy, issued additional equity to the public in 2007. As a result, in the second quarter of 2007, our ownership percentage in CEP fell below 50 percent, and we deconsolidated CEP and began accounting for our investment using the equity method of accounting.

        We discuss the issuances of CEP's equity and their impact on our financial results in more detail in Note 2.

Acquisitions

During 2007, we acquired working interests in gas and oil producing fields, and an entity that expanded our retail competitive supply operations. In February 2008, we acquired a partially completed 774 MW gas-fired combined-cycle power generation facility located in Alabama. We discuss these acquisitions in more detail in the Note 15.

        We also acquired a portfolio of energy contracts during 2007. We discuss these energy contracts in more detail in the Financial Condition section.

Shipping Joint Venture

During 2007, we made cash contributions totaling $57 million to a shipping joint venture in which we have a 50% ownership interest. We discuss this joint venture in more detail in Note 4.

Electricite de France Joint Venture

In August 2007, we formed a joint venture, UniStar Nuclear Energy, LLC (UNE) with an affiliate of Electricite de France, SA (EDF). We discuss this joint venture in more detail in Note 4.

Rate Stabilization Bonds

In 2007, BGE formed a special purpose bankruptcy-remote limited liability company to purchase rate stabilization property from BGE and to issue rate stabilization bonds. We discuss this entity and the related financing in more detail in Note 4 and Note 9.

Synthetic Fuel Facilities

Our merchant energy business has investments in facilities that manufacture solid synthetic fuel produced from coal as defined under the Internal Revenue Code (IRC) for which we can claim tax credits on our Federal income tax return through 2007. The IRC provides for a phase-out of synthetic fuel tax credits if average annual wellhead oil prices increase above certain levels. For 2007, we estimate the tax credit reduction would begin if the reference price exceeds approximately $56 per barrel and would be fully phased-out if the reference price exceeds approximately $71 per barrel. Based on monthly EIA published wellhead oil prices for the ten months ended October 31, 2007 and November and December NYMEX prices for light, sweet, crude oil (adjusted for the 2007 difference between EIA and NYMEX prices), we estimate a 70% tax credit phase-out in 2007. We recorded the effect of this phase-out estimate as a reduction in tax credits of $110.3 million during 2007. We discuss how we determine the amount of phase-out in more detail in Note 10.

Results of Operations

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, and then separately discuss earnings for our operating segments. Significant changes in other income and expense, fixed charges, and income taxes are discussed in the aggregate for all segments in the Consolidated Nonoperating Income and Expenses section.

Overview

Results

	2007	2006	2005

	(In millions, after-tax)
Merchant energy	$679.2	$580.1	$359.4
Regulated electric	97.9	120.2	149.4
Regulated gas	28.8	37.0	26.7
Other nonregulated	16.5	11.3	0.4

Income from continuing operations and before cumulative effects of changes in accounting principles	822.4	748.6	535.9
(Loss) income from discontinued operations	(0.9)	187.8	94.4
Cumulative effects of changes in accounting principles	—	—	(7.2)

Net Income	$821.5	$936.4	$623.1

Other Items Included in Operations (after-tax)
Gain on sale of gas-fired plants	$—	$47.1	$—
Non-qualifying hedges	2.0	39.2	(24.9)
Impairment losses and other costs	(12.2)	—	—
Workforce reduction costs	(1.4)	(17.0)	(2.6)
Merger-related costs	—	(5.7)	(15.6)

Total Other Items	$(11.6)	$63.6	$(43.1)

2007

Our total net income for 2007 decreased $114.9 million, or $0.66 per share, compared to 2006 mostly because of the following:

  •
  We had lower earnings from discontinued operations of $188.7 million after-tax mostly due to the absence of the gain on sale of our High Desert facility in 2006. In addition, we had lower earnings of $47.1 million after-tax resulting from the recognition of a gain on sale of five other gas-fired generating facilities in 2006. We discuss the sale of these plants in more detail in Note 2.
  •
  We had lower earnings of $34.0 million after-tax at our synthetic fuel processing facilities mostly due to a higher phase-out of tax credits. We discuss synthetic fuel tax credits in more detail in Note 10.
  •
  We had lower earnings of $30.5 million after-tax at our regulated businesses primarily due to the impact of residential credits required by Senate Bill 1 and higher operations and maintenance expenses. We discuss Senate Bill 1 in more detail in Business Environment—Regulation—Maryland—Senate Bills 1 and 400 section.
  •
  We had lower earnings of $9.3 million after-tax at our retail competitive supply operation due primarily to higher operating expenses, partially offset by higher gross margin. We discuss our retail gross margin in more detail in the Competitive Supply section.
  •
  We had lower earnings due to a $12.2 million after-tax charge related to a cancelled wind development project. We discuss this charge in more detail in Note 2.
  •
  We had lower earnings of approximately $6 million after-tax at our wholesale competitive supply operation due to higher expenses and the absence of income from our gas plants that were sold in December 2006, mostly offset by higher gross margin. We discuss our mark-to-market and wholesale accrual results in more detail in the Competitive Supply section.

        These decreases were partially offset by the following:

  •
  We had higher earnings of approximately $98 million after-tax at our merchant energy business due to higher gross margin from the Mid-Atlantic Region. We discuss this increase in gross margin in more detail in the Mid-Atlantic Region section.
  •
  We had higher earnings of approximately $70 million after-tax from an increase in other income mostly due to interest income resulting from a higher cash balance primarily from proceeds from the sale of gas-fired plants in December 2006, and lower fixed charges due to the repayment of $600 million of long-term debt in April 2007.
  •
  We had higher earnings of approximately $21 million after-tax due to gains on the sales of equity by CEP. We discuss these sales in more detail in Note 2.
  •
  We had higher earnings of $15.6 million after-tax related to lower workforce reduction costs.
  •
  We had higher earnings of $5.7 million after-tax due to the absence of merger-related costs associated with our cancelled merger with FPL Group.

2006

Our total net income for 2006 increased $313.3 million, or $1.69 per share, compared to 2005 mostly because of the following:

  •
  We had higher earnings of approximately $144 million after-tax at our merchant energy business due to higher gross margin from the Mid-Atlantic Region. We discuss this increase in gross margin in more detail in the Mid-Atlantic Region section.
  •
  We had higher earnings from discontinued operations of $93.4 million after-tax mostly due to the gain on sale of our High Desert facility. In addition, we had higher earnings of $47.1 million after-tax resulting from the recognition of a gain on sale of five other gas-fired generating facilities. We discuss the sale of these plants in more detail in Note 2.

  •
  We had higher wholesale competitive supply gross margin of approximately $105 million after-tax. This increase was partially offset by approximately $68 million after-tax of higher operating expenses mostly because of higher labor and benefit costs due to the growth of our wholesale competitive supply operation. We discuss our mark-to-market and wholesale accrual results in more detail in the Competitive Supply section.
  •
  We had higher earnings of $67.7 million after-tax at our retail competitive supply operation primarily due to an increase in gross margin, partially offset by higher operating expenses to support the growth of this operation. We discuss our retail gross margin in more detail in the Competitive Supply—Retail section.
  •
  We had higher earnings of approximately $18 million after-tax due to the gain on the CEP initial public offering. This gain was partially offset by cash-flow hedge losses of approximately $10 million after-tax reclassified from "Accumulated other comprehensive income" to revenues as a result of the initial public offering. We discuss the CEP transaction in more detail in Note 2.
  •
  We had higher earnings of $10.3 million after-tax from our regulated gas business primarily due to the favorable impact of the increase in gas base rates that was approved in December 2005.

        These increases were partially offset by the following:

  •
  We had lower earnings of $30.1 million after-tax at our synthetic fuel facilities mostly due to the expected phase-out of tax credits as a result of the high price of oil. We discuss the phase-out of tax credits in more detail in Note 10.
  •
  We had lower earnings of $29.2 million after-tax from our regulated electric business primarily due to higher operations and maintenance expenses and lower revenues less electricity purchased for resale expenses.
  •
  We had lower earnings of $14.4 million after-tax due to workforce reduction costs associated with workforce restructurings at our nuclear generating facilities. We discuss these costs in more detail in Note 2.
  •
  We had lower earnings of approximately $11 million after-tax due to higher fixed charges and lower other income. We discuss these items in more detail in the Consolidated Nonoperating Income and Expenses section.

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

        Our merchant energy business actively transacts in energy and energy-related commodities in order to manage our portfolio of energy purchases and sales to customers through structured transactions. As part of these activities we trade energy and energy-related commodities and deploy risk capital in the management of our portfolio in order to earn additional returns. These activities are managed through daily value at risk and stop loss limits and liquidity guidelines, and may have a material impact on our financial results. We discuss the impact of our trading activities and value at risk in more detail in the Competitive Supply—Mark-to-Market and Market Risk sections.

Results

	2007	2006	2005

	(In millions)
Revenues	$18,744.5	$17,166.2	$14,622.4
Fuel and purchased energy expenses	(15,501.8)	(14,256.3)	(12,301.8)
Operating expenses	(1,791.8)	(1,549.4)	(1,346.1)
Impairment losses and other costs	(20.2)	—	—
Workforce reduction costs	(2.3)	(28.2)	(4.4)
Merger-related costs	—	(13.1)	(11.2)
Depreciation, depletion, and amortization	(269.9)	(258.7)	(250.4)
Accretion of asset retirement obligations	(68.3)	(67.6)	(62.0)
Taxes other than income taxes	(110.2)	(120.0)	(106.7)
Gain on sale of gas-fired plants	—	73.8	—

Income from Operations	$980.0	$946.7	$539.8

Income from continuing operations and before cumulative effects of changes in accounting principles (after-tax)	$679.2	$580.1	$359.4
(Loss) Income from discontinued operations (after-tax)	(0.9)	186.9	73.8
Cumulative effects of changes in accounting principles (after-tax)	—	—	(7.4)

Net Income	$678.3	$767.0	$425.8

Other Items Included in Operations (after-tax)
Gain on sale of gas-fired plants	$—	$47.1	$—
Non-qualifying hedges	2.0	39.2	(24.9)
Impairment losses and other costs	(12.2)	—	—
Workforce reduction costs	(1.4)	(17.0)	(2.6)
Merger-related costs	—	(4.3)	(10.4)

Total Other Items	$(11.6)	$65.0	$(37.9)

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

  •
  Mid-Atlantic Region—our fossil, nuclear, and hydroelectric generating facilities and load-serving activities in the PJM Interconnection (PJM) region. This also includes active portfolio management of the generating assets and other physical and financial contractual arrangements, as well as other PJM competitive supply activities. In addition, due to the expiration of its power purchase agreement, beginning in June 2006 until its sale in December 2006, the results of our University Park generating facility were included in the Mid-Atlantic Region. University Park was previously included in Plants with Power Purchase Agreements.
  •
  Plants with Power Purchase Agreements—our generating facilities outside the Mid-Atlantic Region with long-term power purchase agreements. As discussed in Note 2, the sale of the High Desert facility resulted in a reclassification of its results of operations to discontinued operations.
  •
  Wholesale Competitive Supply—our marketing, risk management, and trading operation that provides energy products and services primarily to distribution utilities, power generators, and other wholesale customers. We also provide global energy and related services and upstream and downstream natural gas services.
  •
  Retail Competitive Supply—our operation that provides electric and gas energy products and services to commercial, industrial, and governmental customers.
  •
  Other—our investments in qualifying facilities and domestic power projects and our generation operations and maintenance services.

        In December 2006, we completed the sale of these gas-fired plants:

Facility	Capacity (MW)	Unit Type	Location
High Desert	830	Combined Cycle	California
Rio Nogales	800	Combined Cycle	Texas
Holland	665	Combined Cycle	Illinois
University Park	300	Peaking	Illinois
Big Sandy	300	Peaking	West Virginia
Wolf Hills	250	Peaking	Virginia

        We discuss the sale of these gas-fired generating facilities in Note 2.

        We provide a summary of our revenues, fuel and purchased energy expenses, and gross margin as follows:

	2007		2006		2005

	(Dollar amounts in millions)
Revenues:
Mid-Atlantic Region	$3,462.2		$2,813.5		$2,283.9
Plants with Power Purchase Agreements	657.3		650.5		665.9
Competitive Supply
Retail	9,086.3		8,014.7		6,942.3
Wholesale	5,469.4		5,612.7		4,672.3
Other	69.3		74.8		58.0

Total	$18,744.5		$17,166.2		$14,622.4

Fuel and purchased energy expenses:
Mid-Atlantic Region	$(2,214.4)		$(1,727.6)		$(1,436.5)
Plants with Power Purchase Agreements	(78.5)		(67.9)		(72.5)
Competitive Supply
Retail	(8,590.8)		(7,570.2)		(6,668.2)
Wholesale	(4,618.1)		(4,890.6)		(4,124.6)
Other	—		—		—

Total	$(15,501.8)		$(14,256.3)		$(12,301.8)

Gross margin:		% of Total		% of Total		% of Total
Mid-Atlantic Region	$1,247.8	39%	$1,085.9	37%	$847.4	36%
Plants with Power Purchase Agreements	578.8	18	582.6	20	593.4	25
Competitive Supply
Retail	495.5	15	444.5	15	274.1	12
Wholesale	851.3	26	722.1	25	547.7	24
Other	69.3	2	74.8	3	58.0	3

Total	$3,242.7	100%	$2,909.9	100%	$2,320.6	100%

Merchant energy gross margin for 2007 includes certain effects of market price changes on derivatives designated as cash-flow and fair value hedges. These market price changes had two primary impacts on 2007:

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

        The merchant energy gross margin impact for 2007 from the effect of market price changes on derivatives designated as cash-flow and fair value hedges is summarized as follows:

2007

(In millions)
Ineffectiveness on derivatives that qualified for hedge accounting treatment	$(10.8)
Effect of reduced price correlation on derivatives that did not qualify for hedge accounting treatment
Derivatives that were redesignated as hedges prospectively	(7.3)
Derivatives not eligible for designation as hedges prospectively	(70.8)

Total	$(88.9)

We discuss below the impact of these items on the applicable categories of merchant energy gross margin for 2007 compared to 2006. We discuss our hedging activities in more detail in Note 13.

Mid-Atlantic Region

	2007	2006	2005

	(In millions)
Revenues	$3,462.2	$2,813.5	$2,283.9
Fuel and purchased energy expenses	(2,214.4)	(1,727.6)	(1,436.5)

Gross margin	$1,247.8	$1,085.9	$847.4

The $161.9 million increase in gross margin in 2007 compared to 2006 is primarily due to approximately $249 million in higher margins on new and existing contracts. The increase in gross margin was partially offset by the following:

  •
  the unfavorable impact of approximately $46 million related to losses recognized on cash-flow hedges due to ineffectiveness and certain cash-flow hedges that no longer qualify for hedge accounting, and
  •
  the absence of competitive transition charge (CTC) revenue of $41.0 million related to the deregulation of the Maryland electricity markets, which ended June 30, 2006.

        The increase of $238.5 million in gross margin in 2006 compared to 2005 is primarily due to approximately $340 million in higher gross margin mostly from favorable portfolio management, including higher margins on existing contracts and new contracts that began in 2006.

        Our wholesale marketing, risk management, and trading operation was awarded contracts in 2006 to supply a substantial portion of BGE's standard offer service obligation to residential customers beginning July 1, 2006 through May 31, 2007. The increase in gross margin included higher revenues from BGE of approximately $256 million mostly from these new contracts during 2006 compared to 2005. This increase in gross margin was partially offset by the negative impact of higher expenses from serving the original BGE standard offer service obligation during the first six months of 2006 as variable costs, including emissions and coal, continued to increase. We discuss the expiration of the BGE residential rate freeze in more detail in the Item 1.—Business—Baltimore Gas and Electric Company—Electric Competition section. Our wholesale marketing, risk management, and trading operation served fixed-price standard offer service obligations to BGE residential customers during the period from July 1, 2000 until July 1, 2006.

        These increases in gross margin were partially offset by:

  •
  lower CTC revenues of approximately $64 million due to customers that completed their obligation and the continued decline in the CTC rate, and
  •
  lower generation at Calvert Cliffs, which resulted in lower gross margin of approximately $37 million, mostly because of a longer planned 2006 refueling outage that included replacement of the reactor vessel head.

Plants with Power Purchase Agreements

	2007	2006	2005

	(In millions)
Revenues	$657.3	$650.5	$665.9
Fuel and purchased energy expenses	(78.5)	(67.9)	(72.5)

Gross margin	$578.8	$582.6	$593.4

Gross margin from our Plants with Power Purchase Agreements was about the same in 2007 compared to 2006.

        Gross margin from our Plants with Power Purchase Agreements decreased slightly in 2006 compared to the same periods of 2005. This was mostly due to approximately $14 million in lower gross margin from the University Park facility, which effective June 2006 until its sale in December 2006 was included in the Mid-Atlantic Region after the expiration of its power purchase agreement in May 2006.

Competitive Supply

We analyze our retail accrual, wholesale accrual, and mark-to-market competitive supply activities below.

Retail

	2007	2006	2005

	(In millions)
Accrual revenues	$9,080.5	$8,000.6	$6,944.2
Fuel and purchased energy expenses	(8,590.8)	(7,577.0)	(6,688.4)

Retail accrual activities	489.7	423.6	255.8
Mark-to-market activities	5.8	20.9	18.3

Gross margin	$495.5	$444.5	$274.1

The $66.1 million increase in accrual gross margin from our retail competitive supply activities during 2007 compared to 2006 is primarily due to approximately $104 million related to the positive impact of higher volumes served at higher contract rates per megawatt hour and lower costs to serve load in our retail electric operations. This increase in gross margin was partially offset by approximately $38 million related to losses at our retail gas operations recognized during 2007 on hedges due to ineffectiveness and on certain hedges that did not qualify for hedge accounting compared to 2006.

        The increase in accrual gross margin of $167.8 million from our retail activities during 2006 compared to 2005 is primarily due to:

  •
  approximately $158 million in higher margins primarily due to higher electric rates and lower costs related to our fixed-price load-serving obligations as a result of milder weather in 2006 compared to the prior year, and
  •
  approximately $13 million in higher gross margin due to higher volumes, including 3.6 million more megawatt hours of electricity and 55 billion cubic feet more of natural gas served to retail customers during the year ended December 31, 2006 compared to 2005.

Wholesale

	2007	2006	2005

	(In millions)
Accrual revenues	$4,932.5	$5,232.7	$4,281.8
Fuel and purchased energy expenses	(4,618.1)	(4,890.6)	(4,124.6)

Wholesale accrual activities	314.4	342.1	157.2
Mark-to-market activities	536.9	380.0	390.5

Gross margin	$851.3	$722.1	$547.7

Our wholesale marketing, risk management, and trading operation had $27.7 million of lower accrual gross margin during 2007 compared to 2006, primarily due to:

  •
  the absence of approximately $67 million of gross margin associated with the gas plants that were sold in December 2006,
  •
  lower gross margin related to the unfavorable impact of approximately $55 million of losses recognized on hedges due to ineffectiveness and on certain cash-flow hedges that did not qualify for hedge accounting,
  •
  lower gross margin related to contract terminations and sales of approximately $39 million during 2007 compared to 2006, and

  •
  approximately $34 million in losses in 2007 reclassified from "Accumulated other comprehensive loss" to earnings related to:
  •
  the April 2007 CEP equity issuance and subsequent deconsolidation, as discussed in more detail in Note 2 and Note 13. As a result of those transactions, we determined that certain hedged forecasted sales were probable of not occurring, which resulted in the reclassification of losses of approximately $22 million from "Accumulated other comprehensive loss" into earnings, and
  •
  certain amended nonderivative contracts which are now derivatives accounted for as mark-to-market. This resulted in the recognition of approximately $12 million in losses from related cash-flow hedges previously deferred in "Accumulated other comprehensive loss." We discuss these contracts in more detail in the Mark-to-Market section on the next page.

        These decreases were partially offset by approximately $167 million of gross margin from new contracts executed, including the portfolio of contracts acquired in the southeast region during 2007, and higher gross margin associated with existing contracts.

        Our wholesale marketing, risk management, and trading operation had $184.9 million of higher gross margin from accrual activities during 2006 compared to 2005 due to:

  •
  an increase of approximately $145 million, primarily due to new contracts entered into during 2006 and higher realized gross margin on existing contracts, and
  •
  an increase of approximately $85 million, primarily related to the growth in our coal and natural gas activities.

        These increases in gross margin were partially offset by the following:

  •
  a decrease of $24.8 million as a result of the initial public offering of CEP and the sale of our gas-fired plants. As a result of these transactions, certain forecasted transactions associated with cash-flow hedges were determined to be probable of not occurring, and the associated amounts previously recorded in "Accumulated other comprehensive loss" were reclassified into earnings, and
  •
  a decrease of approximately $20 million from contract restructurings related to unit contingent power purchase agreements during the year ended December 2006 compared to 2005. The termination and sale of these contracts has allowed us to eliminate our exposure to performance risk under these contracts.

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

        Mark-to-market results were as follows:

	2007	2006	2005

	(In millions)
Unrealized mark-to-market results
Origination gains	$41.9	$13.5	$61.6
Risk management and trading—mark-to-market
Unrealized changes in fair value	500.8	387.4	347.2
Changes in valuation techniques	—	—	—
Reclassification of settled contracts to realized	(369.3)	(372.1)	(257.7)

Total risk management and trading—mark-to-market	131.5	15.3	89.5

Total unrealized mark-to-market*	173.4	28.8	151.1
Realized mark-to-market	369.3	372.1	257.7

Total mark-to-market results	$542.7	$400.9	$408.8

* Total unrealized mark-to-market is the sum of origination transactions and total risk management and trading—mark-to-market.

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

        Origination gains represent the initial fair value recognized on these structured transactions. The recognition of origination gains is dependent on the existence of observable market data that validates the initial fair value of the contract. Origination gains arose primarily from:

  •
  1 transaction in 2007, which is discussed in more detail below,
  •
  3 transactions completed in 2006, of which no transaction contributed in excess of $10 million pre-tax, and
  •
  6 transactions completed in 2005, one of which contributed approximately $35 million pre-tax.

        As noted above, the recognition of origination gains is dependent on sufficient observable market data that validates the initial fair value of the contract. Liquidity and market conditions impact our ability to identify sufficient, objective market-price information to permit recognition of origination gains. As a result, while our strategy and competitive position provide the opportunity to continue to originate such transactions, the level of origination gains we are able to recognize may vary from year to year as a result of the number, size, and market-price transparency of the individual transactions executed in any period.

        During 2007, our wholesale marketing, risk management, and trading operation amended certain nonderivative power sales contracts such that the new contracts became derivatives subject to mark-to-market accounting under SFAS No. 133. Simultaneous with the amending of the nonderivative contracts, we executed at current market prices several new offsetting derivative power purchase contracts subject to mark-to-market accounting. The combination of these transactions resulted in substantially all of the origination gains presented for 2007 in the table on the preceding page, as well as mitigated our risk exposure under the amended contracts.

        The origination gain from these transactions was partially offset by approximately $12 million of losses in our accrual portfolio due to the reclassification of losses related to cash-flow hedges previously established for the amended nonderivative contracts from "Accumulated other comprehensive loss" into earnings as discussed in our Competitive Supply-Wholesale Accrual section on the previous page. In the absence of these transactions, the economic value represented by the origination gain and the losses associated with cash-flow hedges would have been recognized over the remaining term of the contracts, which extended through the first quarter of 2009.

        Risk management and trading—mark-to-market represents both realized and unrealized gains and losses from changes in the value of our portfolio, including the recognition of gains associated with decreases in the close-out adjustment when we are able to obtain sufficient market price information. In addition, we use derivative contracts subject to mark-to-market accounting to manage our exposure to changes in market prices primarily as a result of our gas transportation and storage activities, while in general the underlying physical transactions related to our gas activities are accounted for on an accrual basis. We discuss the changes in mark-to-market results below. We show the relationship between our mark-to-market results and the change in our net mark-to-market energy asset on the next page.

        Total mark-to-market results increased $141.8 million during 2007 compared to 2006 mostly because of an increase in unrealized changes in fair value of approximately $113 million and an increase in origination gains previously discussed. The increase in unrealized changes in fair value was primarily due to:

  •
  a more favorable price environment resulting in higher gains of approximately $132 million, and
  •
  an increase of approximately $43 million from a favorable impact related to changes in the close-out adjustment.

        These increases were partially offset by approximately $62 million from lower mark-to-market results related to the impact of certain economic hedges, primarily related to gas transportation and storage contracts that do not qualify for or are not designated as cash-flow hedges. These mark-to-market results will be offset in future periods as we realize the related accrual load-serving positions in cash.

        The close-out adjustments are determined by the change in open positions, new transactions where we did not have observable market price information, and existing transactions where we have now observed sufficient market price information and/or we realized cash flows since the transactions' inception. We discuss the close-out adjustment in more detail in the Critical Accounting Policies section.

        Total mark-to-market results decreased $7.9 million in 2006 compared to 2005 because of a decrease in origination gains of $48.1 million, mostly offset by an increase in unrealized changes in fair value of $40.2 million. Unrealized changes in fair value increased, primarily due to higher pre-tax gains of approximately $105 million related to the positive impact of certain economic hedges primarily related to gas transportation and storage contracts.

        This increase in unrealized changes in fair value was partially offset by:

  •
  a lower level of gains from risk management and trading—mark-to-market activities of approximately $45 million, and
  •
  the absence of a $19.5 million favorable impact related to changes in the close-out adjustment in 2006 compared to 2005.

Derivative Assets and Liabilities

As discussed in our Critical Accounting Policies section, our "Derivative assets and liabilities" include contracts accounted for as hedges and those accounted for on a mark-to-market basis.

Derivative assets and liabilities consisted of the following:

At December 31,	2007	2006

	(In millions)
Current Assets	$961.2	$1,556.5
Noncurrent Assets	1,030.2	949.1

Total Assets	1,991.4	2,505.6

Current Liabilities	1,137.1	2,411.7
Noncurrent Liabilities	1,118.9	1,099.7

Total Liabilities	2,256.0	3,511.4

Net Derivative Position	$(264.6)	$(1,005.8)

Portion of net derivative position accounted for as hedges	$(937.6)	$(1,459.9)

Portion of net derivative position accounted for as mark-to-market	$673.0	$454.1

        The decrease in our net derivative liability subject to hedge accounting since December 31, 2006 of $522.3 million was due primarily to an approximate $355 million change in our cash-flow hedge positions, which include both increases in power prices that increased the fair value of our cash-flow hedge positions and settlements of cash-flow hedges during 2007, and approximately $167 million of net cash-flow hedge assets acquired as part of a contract and portfolio acquisition in June 2007. We discuss this contract and portfolio acquisition in more detail in Financial Condition—Contract and Portfolio Acquisitions.

        While some of our mark-to-market contracts represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using other pricing sources and modeling techniques to determine expected future market prices, contract quantities, or both. We discuss our modeling techniques later in this section. The following are the primary sources of the change in our net derivative asset subject to mark-to-market accounting during 2007 and 2006:

	2007		2006

	(In millions)
Fair value beginning of year		$454.1		$167.5
Changes in fair value recorded in earnings
Origination gains	$41.9		$13.5
Unrealized changes in fair value	500.8		387.4
Changes in valuation techniques	—		—
Reclassification of settled contracts to realized	(369.3)		(372.1)

Total changes in fair value recorded in earnings		173.4		28.8
Changes in value of exchange-listed futures and options		18.6		277.8
Net change in premiums on options		(19.0)		(29.8)
Contracts acquired		83.8		—
Other changes in fair value		(37.9)		9.8

Fair value at end of year		$673.0		$454.1

        Changes in our net derivative asset subject to mark-to-market accounting that affected earnings were as follows:

  •
  Origination gains represent the initial unrealized fair value at the time these contracts are executed to the extent permitted by applicable accounting rules.
  •
  Unrealized changes in fair value represent unrealized changes in commodity prices, the volatility of options on commodities, the time value of options, and other valuation adjustments.
  •
  Changes in valuation techniques represent improvements in estimation techniques, including modeling and other statistical enhancements used to value our portfolio to reflect more accurately the fair value of our contracts.
  •
  Reclassification of settled contracts to realized represents the portion of previously unrealized amounts settled during the period and recorded as realized revenues.

        Our net derivative asset subject to mark-to-market accounting also changed due to the following items recorded in accounts other than in our Consolidated Statements of Income:

  •
  Changes in value of exchange-listed futures and options are adjustments to remove unrealized revenue from exchange-traded contracts that are included in risk management revenues. The fair value of these contracts is recorded in "Accounts receivable" rather than "Derivative assets" in our Consolidated Balance Sheets because these amounts are settled through our margin account with a third-party broker.
  •
  Net changes in premiums on options reflects the accounting for premiums on options purchased as an increase in the net derivative asset and premiums on options sold as a decrease in the net derivative asset.
  •
  Contracts acquired represents the initial fair value of acquired derivative contracts recorded in "Derivative assets and liabilities" in our Consolidated Balance Sheets.
  •
  Other changes in fair value include transfers of derivative assets and liabilities between accounting methods resulting from the designation and de-designation of cash-flow hedges.

        The settlement terms of our net derivative asset subject to mark-to-market accounting and sources of fair value as of December 31, 2007 are as follows:

	Settlement Term
	2008	2009	2010	2011	2012	2013	Thereafter	Fair Value

	(In millions)
Prices provided by external sources (1)	$359.0	$50.6	$26.2	$30.3	$28.0	$6.8	$3.0	$503.9
Prices based on models	(1.8)	71.1	74.4	36.5	(11.4)	(1.3)	1.6	169.1

Total net mark-to-market energy asset	$357.2	$121.7	$100.6	$66.8	$16.6	$5.5	$4.6	$673.0

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

        Consistent with our risk management practices, we have presented the information in the table on the preceding page based upon the ability to obtain reliable prices for components of the risks in our contracts from external sources rather than on a contract-by-contract basis. Thus, the portion of long-term contracts that is valued using external price sources is presented under the caption "prices provided by external sources." This is consistent with how we manage our risk, and we believe it provides the best indication of the basis for the valuation of our portfolio. Since we manage our risk on a portfolio basis rather than contract-by-contract, it is not practicable to determine separately the portion of long-term contracts that is included in each valuation category. We describe the commodities, products, and delivery periods included in each valuation category in detail below.

        The amounts for which fair value is determined using prices provided by external sources represent the portion of forward, swap, and option contracts for which price quotations are available through brokers or over-the-counter transactions. The term for which such price information is available varies by commodity, region, and product. The fair values included in this category are the following portions of our contracts:

  •
  forward purchases and sales of electricity during peak and off-peak hours for delivery terms primarily through 2011, but up to 2012, depending upon the region,
  •
  options for the purchase and sale of electricity during peak hours for delivery terms through 2009, depending upon the region,
  •
  forward purchases and sales of electric capacity for delivery terms primarily through 2009, but up to 2011, depending on the region,
  •
  forward purchases and sales of natural gas through 2012, coal through 2010, and oil for delivery terms through 2011, and
  •
  options for the purchase and sale of natural gas for delivery terms through 2009.

        The remainder of our net derivative asset subject to mark-to-market accounting is valued using models. The portion of contracts for which such techniques are used includes standard products for which external prices are not available and customized products that are valued using modeling techniques to determine expected future market prices, contract quantities, or both.

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

        Consistent with our risk management practices, the amounts shown in the table on the preceding page as being valued using prices from external sources include the portion of long-term contracts for which we can obtain reliable prices from external sources. The remaining portions of these long-term contracts are shown in the table as being valued using models. In order to realize the entire value of a long-term contract in a single transaction, we would need to sell or assign the entire contract. If we were to sell or assign any of our long-term contracts in their entirety, we may realize an amount different from the value reflected in the table. However, based upon the nature of the wholesale marketing, risk management, and trading operation, we generally expect to realize the value of these contracts, as well as any contracts we may enter into in the future to manage our risk, over time as the contracts and related hedges settle in accordance with their terms. In general, we do not expect to realize the value of these contracts and related hedges by selling or assigning the contracts themselves in total.

        The fair values in the table represent expected future cash flows based on the level of forward prices and volatility factors as of December 31, 2007 and could change significantly as a result of future changes in these factors. Additionally, because the depth and liquidity of the power markets vary substantially between regions and time periods, the prices used to determine fair value could be affected significantly by the volume of transactions executed.

        Management uses its best estimates to determine the fair value of commodity and derivative contracts it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, future market prices and actual quantities will vary from those used in recording our net derivative assets and liabilities subject to mark-to-market accounting, and it is possible that such variations could be material.

        In 2006, the Financial Accounting Standards Board issued SFAS No. 157 that will impact our accounting for derivative instruments. We discuss this in more detail in Note 1.

Other

	2007	2006	2005

	(In millions)
Revenues	$69.3	$74.8	$58.0

Our merchant energy business holds up to a 50% voting interest in 24 operating domestic energy projects that consist of electric generation, fuel processing, or fuel handling facilities. Of these 24 projects, 17 are "qualifying facilities" that receive certain exemptions based on the facilities' energy source or the use of a cogeneration process. In addition, during 2007, our merchant energy business obtained and currently holds a 50% interest in a joint venture to develop, own, and operate new nuclear projects in the United States and Canada (UniStar Nuclear Energy, LLC (UNE)). Earnings from these investments were $2.8 million in 2007, $13.8 million in 2006, and $3.6 million in 2005.

Investments

Our investment in qualifying facilities and domestic power projects, CEP, and joint ventures consisted of the following:

Book Value at December 31,	2007	2006

	(In millions)
Project Type
Coal	$119.6	$125.7
Hydroelectric	54.7	55.1
Geothermal	37.6	40.5
Biomass	43.6	46.6
Fuel Processing	26.8	33.7
Solar	7.0	7.0
CEP	143.0	—
Joint ventures:
Shipping JV	56.6	—
UNE	52.2	—
Other	1.1	—

Total	$542.2	$308.6

        We believe the current market conditions for our equity-method investments that own geothermal, coal, hydroelectric, fuel processing projects, as well as our equity investments in our joint ventures and CEP provide sufficient positive cash flows to recover our investments. We continuously monitor issues that potentially could impact future profitability of these investments, including environmental and legislative initiatives. We discuss certain risks and uncertainties in more detail in our Forward Looking Statements and Item 1A. Risk Factors sections. However, should future events cause these investments to become uneconomic, our investments in these projects could become impaired under the provisions of APB No. 18.

        Current California statutes and regulations require load-serving entities to increase their procurement of renewable energy resources and mandate statewide reductions in greenhouse gas emissions. Given the need for electric power and the statutory and regulatory requirements increasing demand for renewable resource technologies, we believe California will continue to foster an environment that supports the use of renewable energy and continues certain subsidies that will make renewable energy projects economical. However, should California legislation and regulatory policies and federal energy policies fail to adequately support renewable energy initiatives, our equity-method investments in these types of projects could become impaired under the provisions of APB No. 18, and any losses recognized could be material.

Operating Expenses

Our merchant energy business operating expenses increased $242.4 million during 2007 compared to 2006 mostly due to an increase at our competitive supply operations totaling $218.4 million, primarily related to the continued growth of this operation and higher compensation and benefit costs.

        Our merchant energy business operating expenses increased $203.3 million in 2006 compared to 2005 mostly due to the following:

  •
  an increase of $139.2 million at our competitive supply operations, primarily related to higher labor and benefit costs and the impact of inflation on other costs,
  •
  an increase of $22.7 million at our upstream gas operations, primarily due to acquisitions made in June 2005, and
  •
  an increase of approximately $18 million at our generating facilities, which includes higher expenses associated with longer planned outages, offset in part by lower expenses that resulted from our productivity initiatives.

Impairment Losses and Other Costs

Our impairment losses and other costs are discussed in more detail in Note 2.

Workforce Reduction Costs

Our merchant energy business recognized expenses associated with our workforce reduction efforts as discussed in more detail in Note 2.

Merger-Related Costs

We discuss costs related to the proposed merger with FPL Group, which has been terminated, in Note 15.

Depreciation, Depletion and Amortization Expense

Merchant energy depreciation, depletion, and amortization expenses increased $11.2 million in 2007 compared to 2006 mostly due to:

  •
  $30.9 million related to our upstream natural gas operations, primarily due to acquisitions made in 2007, and
  •
  $6.2 million primarily related to additions to our nuclear facilities, including the impact of the uprate at our Ginna facility in 2006.

        These increases were partially offset by $29.0 million primarily related to the absence of depreciation associated with the gas plants that were sold in December 2006.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $9.8 million in 2007 compared to 2006, primarily due to $5.8 million lower gross receipts tax at our retail competitive supply operation and a $4.2 million decrease due to the sale of our gas-fired plants.

        Merchant energy taxes other than income taxes increased $13.3 million in 2006 compared to 2005 mostly due to $5.3 million related to higher gross receipts taxes at our retail competitive supply operation and $3.1 million related to our working interests in gas producing properties.

Regulated Electric Business

Our regulated electric business is discussed in detail in Item 1. Business—Electric Business section.

Results

	2007	2006	2005

	(In millions)
Revenues	$2,455.7	$2,115.9	$2,036.5
Electricity purchased for resale expenses	(1,500.4)	(1,167.8)	(1,068.9)
Operations and maintenance expenses	(376.1)	(351.3)	(318.4)
Merger-related costs	—	(3.3)	(4.0)
Depreciation and amortization	(187.4)	(181.5)	(185.8)
Taxes other than income taxes	(140.2)	(134.9)	(135.3)

Income from Operations	$251.6	$277.1	$324.1

Net Income	$97.9	$120.2	$149.4

Other Items Included in Operations (after-tax)
Merger-related costs	$—	$(0.8)	$(3.7)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from the regulated electric business decreased $22.3 million in 2007 compared to 2006, primarily due to the following:

  •
  increased operations and maintenance expenses of $15.0 million after-tax mostly due to higher labor and benefits costs,
  •
  increased depreciation and amortization of $3.6 million after-tax, and
  •
  increased taxes other than income taxes of $3.2 million after-tax.

        The decrease was partially offset by an increase in revenues less electricity purchased for resale expenses of $4.4 million after-tax, which includes the impact of Senate Bill 1 credits.

        Net income from the regulated electric business decreased $29.2 million in 2006 compared to 2005 mostly because of the following:

  •
  increased operations and maintenance expenses of $19.9 million after-tax mostly due to higher labor and benefit costs and incremental costs associated with 2006 storms, and
  •
  decreased revenues less electricity purchased for resale expenses of $11.8 million after-tax.

Electric Revenues

The changes in electric revenues in 2007 and 2006 compared to the respective prior year were caused by:

	2007	2006

	(In millions)
Distribution volumes	$19.5	$(40.9)
Standard offer service	267.8	433.7
Rate stabilization credits	34.6	(321.9)
Rate stabilization recovery	36.1	—
Financing credits	(7.5)	—
Senate Bill 1 credits	(29.7)	—

Total change in electric revenues from electric system sales	320.8	70.9
Other	19.0	8.5

Total change in electric revenues	$339.8	$79.4

Distribution Volumes

Distribution volumes are the amount of electricity that BGE delivers to customers in its service territory.

        The percentage changes in our electric system distribution volumes, by type of customer, in 2007 and 2006 compared to the respective prior year were:

	2007	2006

Residential	3.7%	(6.4)%
Commercial	3.6	(0.6)
Industrial	0.2	(7.5)

        In 2007, we distributed more electricity to residential customers due to colder winter weather and an increased number of customers, partially offset by decreased usage per customer. We distributed more electricity to commercial customers due to increased usage per customer, colder winter weather, and an increased number of customers. We distributed essentially the same amount of electricity to industrial customers.

        In 2006, we distributed less electricity to residential customers mostly due to milder weather and decreased usage per customer, partially offset by an increased number of customers. We distributed less electricity to commercial customers mostly due to milder weather, partially offset by an increased number of customers and increased usage per customer. We distributed less electricity to industrial customers mostly due to decreased usage per customer.

Standard Offer Service

BGE provides standard offer service for customers that do not select an alternative supplier. We discuss the provisions of Maryland's Senate Bill 1 related to residential electric rates in the Business Environment—Regulation—Maryland—Senate Bills 1 and 400 section.

        Standard offer service revenues increased in 2007 compared to 2006, primarily due to an increase in the standard offer service rates following the expiration of residential rate freeze service in July 2006, partially offset by lower standard offer service volumes.

        Standard offer service revenues were higher in 2006 compared to 2005, mostly due to an increase to market prices in the standard offer service rates due to the expiration of the residential rate freeze in July 2006, partially offset by lower standard offer service volumes.

Rate Stabilization Credits

As a result of Senate Bill 1, we were required to defer from July 1, 2006 until May 31, 2007 a portion of the full market rate increase resulting from the expiration of the residential rate freeze. In addition, we offered a plan also required under Senate Bill 1 allowing residential customers the option to defer the transition to market rates from June 1, 2007 until January 1, 2008. The total amount deferred under this additional plan was $6.5 million as of December 31, 2007.

        In 2007 compared to 2006, the amount of rate stabilization credits provided to residential electric customers decreased, primarily due to the end of the first deferral period on May 31, 2007, partially offset by the additional deferrals during the second deferral period, which ended on December 31, 2007.

Rate Stabilization Recovery

BGE began recovering amounts deferred during the first rate deferral period that ended on May 31, 2007 in late June 2007.

Financing Credits

Concurrent with the recovery of the deferred amounts related to the first rate deferral period, we are providing credits to residential customers to compensate them primarily for income tax benefits associated with the financing of the deferred amounts with rate stabilization bonds. We discuss the rate stabilization bonds in more detail in Note 9.

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

Electricity Purchased for Resale Expenses

Electricity purchased for resale expenses include the cost of electricity purchased for resale to our standard offer service customers. These costs do not include the cost of electricity purchased by delivery service only customers. The following table summarizes our regulated electricity purchased for resale expenses:

	2007	2006	2005

	(In millions)
Actual costs	$1,759.2	$1,489.7	$1,068.9
Deferral under rate stabilization plan	(287.3)	(321.9)	—
Recovery under rate stabilization plans	28.5	—	—

Electricity purchased for resale expenses	$1,500.4	$1,167.8	$1,068.9

Actual Costs

BGE's actual costs for electricity purchased for resale increased $269.5 million for 2007 compared to 2006, primarily due to higher contract prices to purchase electricity for our residential customers following the expiration of contracts that were executed in 2000 as part of the implementation of electric deregulation in Maryland, partially offset by lower volumes.

        BGE's actual costs for electricity purchased for resale increased $420.8 million in 2006 compared to 2005 due to higher contract prices to purchase electricity resulting from the expiration of contracts that were executed in 2000 as part of the implementation of electric deregulation in Maryland, partially offset by lower standard offer service volumes.

Deferral under Rate Stabilization Plan

We defer the difference between our actual costs of electricity purchased for resale and what we are allowed to bill customers under Senate Bill 1. In 2007, we deferred $287.3 million in electricity purchased for resale expenses. Since July 1, 2006, we have deferred $609.2 million in electricity purchased for resale expenses. In 2006, we deferred $321.9 million in electricity purchased for resale expenses. These deferred expenses, plus carrying charges, are included in "Regulatory Assets (net)" in our, and BGE's, Consolidated Balance Sheets. We discuss the provisions of Senate Bill 1 related to residential electric rates in the Business Environment—Regulation—Maryland—Senate Bills 1 and 400 section.

Recovery under Rate Stabilization Plans

In late June 2007, we began recovering previously deferred amounts from customers. We recovered $28.5 million in 2007 in deferred electricity purchased for resale expenses. As discussed later, these collections secure the payment of principal and interest and other ongoing costs associated with rate stabilization bonds issued by a subsidiary of BGE in June 2007.

Electric Operations and Maintenance Expenses

Regulated operations and maintenance expenses increased $24.8 million in 2007 compared to 2006 mostly due to higher labor and benefit costs and the impact of inflation on other costs of $16.9 million, customer education in relation to rate stabilization of $5.3 million and increased uncollectible accounts receivable expense of $2.9 million.

        Regulated electric operations and maintenance expenses increased $32.9 million in 2006 compared to 2005 mostly due to higher labor and benefit costs and the impact of inflation on other costs and $13.1 million of incremental distribution service restoration expenses associated with 2006 storms.

Electric Depreciation and Amortization Expense

Regulated electric depreciation and amortization expense increased $5.9 million in 2007 compared to 2006, primarily due to additional property placed in service.

        Regulated electric depreciation and amortization expense decreased $4.3 million in 2006 compared to 2005 mostly because of the absence of $6.9 million amortization expense associated with certain software, partially offset by $3.0 million related to additional property placed in service.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $5.3 million in 2007 in comparison with 2006, primarily due to increased property taxes.

Regulated Gas Business

Our regulated gas business is discussed in detail in Item 1. Business—Gas Business section.

Results

	2007	2006	2005

	(In millions)
Revenues	$962.8	$899.5	$972.8
Gas purchased for resale expenses	(639.8)	(581.5)	(687.5)
Operations and maintenance expenses	(157.5)	(144.8)	(131.8)
Merger-related costs	—	(1.4)	(1.4)
Depreciation and amortization	(46.8)	(46.0)	(46.6)
Taxes other than income taxes	(36.1)	(33.8)	(33.1)

Income from Operations	$82.6	$92.0	$72.4

Net Income	$28.8	$37.0	$26.7

Other Items Included in Operations (after-tax)
Merger-related costs	$—	$(0.4)	$(1.3)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from the regulated gas business decreased $8.2 million in 2007 compared to 2006, primarily due to increased operations and maintenance expenses of $7.7 million after-tax.

        Net income from the regulated gas business increased $10.3 million in 2006 compared to 2005 mostly due to increased revenues less gas purchased for resale expenses of $19.8 million after-tax, which was primarily due to the increase in gas base rates that was approved by the Maryland PSC in December 2005. This increase was partially offset by higher operations and maintenance expenses of $7.9 million after-tax.

Gas Revenues

The changes in gas revenues in 2007 and 2006 compared to the respective prior year were caused by:

	2007	2006

	(In millions)
Distribution volumes	$19.3	$(38.0)
Base rates	0.2	33.4
Gas revenue decoupling	(20.1)	28.4
Gas cost adjustments	74.4	(112.3)

Total change in gas revenues from gas system sales	73.8	(88.5)
Off-system sales	(11.2)	13.9
Other	0.7	1.3

Total change in gas revenues	$63.3	$(73.3)

Distribution Volumes

The percentage changes in our distribution volumes, by type of customer, in 2007 and 2006 compared to the respective prior year were:

	2007	2006

Residential	17.7%	(17.0)%
Commercial	14.6	(13.3)
Industrial	(11.3)	3.2

        In 2007, we distributed more gas to residential customers due to colder weather, increased usage per customer and an increased number of customers. We distributed more gas to commercial customers due to an increased number of customers and colder weather, partially offset by decreased usage per customer. We distributed less gas to industrial customers mostly due to decreased usage per customer.

        In 2006, we distributed less gas to residential and commercial customers compared to 2005 mostly due to milder weather and decreased usage per customer, partially offset by an increased number of customers. We distributed more gas to industrial customers mostly due to increased usage per customer.

Base Rates

In December 2005, the Maryland PSC issued an order granting BGE a $35.6 million annual increase in its gas base rates. In December 2006, the Baltimore City Circuit Court upheld the rate order. However, certain parties have filed an appeal with the Court of Special Appeals. We cannot provide assurance that the Maryland PSC's order will not be reversed in whole or in part or that certain issues will not be remanded to the Maryland PSC for reconsideration.

Gas Revenue Decoupling

The Maryland PSC allows us to record a monthly adjustment to our gas distribution revenues to eliminate the effect of abnormal weather and usage patterns per customer on our gas distribution volumes. This means our monthly gas distribution revenues are based on weather and usage that is considered "normal" for the month and, therefore, are affected by customer growth and not by actual weather or usage conditions.

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

        Gas cost adjustment revenues increased in 2007 compared to 2006 because we sold more gas at higher prices.

        Gas cost adjustment revenues decreased in 2006 compared to 2005 because we sold less gas at lower prices.

Off-System Sales

Off-system gas sales are low-margin direct sales of gas to wholesale suppliers of natural gas. Off-system gas sales, which occur after BGE has satisfied its customers' demand, are not subject to gas cost adjustments. The Maryland PSC approved an arrangement for part of the margin from off-system sales to benefit customers (through reduced costs) and the remainder to be retained by BGE (which benefits shareholders). Changes in off-system sales do not significantly impact earnings.

        Revenues from off-system gas sales decreased in 2007 compared to 2006 because we sold gas at lower prices, partially offset by more gas sold.

        Revenues from off-system gas sales increased in 2006 compared to 2005 because we sold more gas, partially offset by lower prices.

Gas Purchased For Resale Expenses

Gas purchased for resale expenses include the cost of gas purchased for resale to our customers and for off-system sales. These costs do not include the cost of gas purchased by delivery service only customers.

        Gas purchased for resale expenses increased $58.3 million in 2007 compared to 2006 because we purchased more gas, partially offset by lower prices.

        Gas purchased for resale expenses decreased $106.0 million in 2006 compared to 2005 because we purchased less gas at lower prices.

Gas Operations and Maintenance Expenses

Regulated gas operations and maintenance expenses increased $12.7 million in 2007 compared to 2006 mostly due to higher labor and benefit costs and the impact of inflation on other costs of $8.9 million and increased uncollectible accounts receivable expense of $1.2 million.

        Regulated gas operations and maintenance expenses increased $13.0 million in 2006 compared to 2005 mostly due to higher labor and benefit costs and the impact of inflation on other costs.

Gas Taxes Other Than Income Taxes

Gas taxes other than income taxes increased $2.3 million in 2007 compared to 2006, primarily due to increased property taxes.

Other Nonregulated Businesses

Results

	2007	2006	2005

	(In millions)
Revenues	$249.8	$231.0	$207.0
Operating expenses	(173.5)	(173.1)	(156.2)
Merger-related costs	—	(0.5)	(0.4)
Depreciation and amortization	(53.7)	(37.7)	(40.2)
Taxes other than income taxes	(2.4)	(2.0)	(2.0)

Income from Operations	$20.2	$17.7	$8.2

Income from continuing operations and before cumulative effects of changes in accounting principles (after-tax)	$16.5	$11.3	$0.4
Income from discontinued operations (after-tax)	—	0.9	20.6
Cumulative effects of changes in accounting principles (after-tax)	—	—	0.2

Net Income	$16.5	$12.2	$21.2

Other Items Included In Operations (after-tax)
Merger-related costs	$—	$(0.2)	$(0.2)

Above amounts include intercompany transactions eliminated in our Consolidated Financial Statements. Note 3 provides a reconciliation of operating results by segment to our Consolidated Financial Statements.

Net income from our other nonregulated businesses increased $4.3 million in 2007 compared to 2006, primarily due to higher construction volume at our energy projects business.

        Net income from our other nonregulated businesses decreased $9.0 million in 2006 compared to 2005, primarily due to a $19.7 million decrease in income from discontinued operations, partially offset by a $10.7 million increase in net income from our remaining other nonregulated businesses, including an increase in net income from our continued liquidation of our real estate investments.

Consolidated Nonoperating Income and Expenses

Gains on Sale of CEP Equity

In November 2006, CEP, a limited liability company formed by Constellation Energy, completed an initial public offering of 5.2 million common units at $21 per unit. As a result of the initial public offering of CEP, we recognized a pre-tax gain of $28.7 million, or $17.9 million after recording deferred taxes on the gain. As a result of subsequent sales of equity by CEP, which reduced our relative ownership percentage, we recognized pre-tax gains totaling $63.3 million in 2007. We discuss the issuances of CEP equity in more detail in Note 2.

Other Income

Other income increased in 2007 compared to 2006, mostly due to higher interest and investment income due to a higher cash balance.

        Total other income at BGE increased in 2007 compared to 2006, primarily due to carrying charges related to rate stabilization deferrals of "Electricity Purchased for Resale" expense. We discuss the rate stabilization deferrals in more detail in the Regulated Electric Business section.

Fixed Charges

Fixed charges decreased in 2007 compared to 2006, mostly due to a lower average level of debt outstanding.

        Fixed charges at BGE increased in 2007 compared to 2006 mostly due to interest expense recognized on debt that was issued in October 2006 and the rate stabilization bonds issued in June 2007.

        Fixed charges increased $18.5 million in 2006 compared to 2005 mostly because of a higher level of debt outstanding, including commercial paper borrowings, and higher interest rates in 2006 compared to 2005.

        Total fixed charges for BGE increased $9.1 million in 2006 compared to 2005 mostly because of a higher level of debt outstanding.

Income Taxes

The differences in income taxes resulted from a combination of the changes in income and the impact of the recognition of tax credits on the effective tax rate. We include an analysis of the changes in the effective tax rate in Note 10.

        Our income taxes increased $77.3 million in 2007 compared to 2006 mostly because of an increase in pre-tax income and a decrease in synthetic fuel tax credits of $20 million.

        In 2007, the State of Maryland increased its corporate income tax rate from 7% to 8.25%, effective January 1, 2008. The impact of adjusting all existing deferred income tax assets and liabilities for this change in the period of enactment was not material to us. However, this did impact BGE, as discussed below.

        Income taxes at BGE decreased $6.2 million in 2007 compared to 2006, primarily due to lower pre-tax income partially offset by the increase in the Maryland state tax rate.

        Income taxes increased $187.1 million in 2006 compared to 2005, primarily due to a higher level of pre-tax income, including the gain on sale of gas-fired plants and the gain on the initial public offering of CEP, as well as a decrease in synthetic fuel tax credits.

        Total income taxes for BGE decreased $17.7 million in 2006 compared to 2005 mostly due to lower pre-tax income.

Financial Condition

Cash Flows

The following table summarizes our 2007 cash flows by business segment, as well as our consolidated cash flows for 2007, 2006, and 2005.

	2007 Segment Cash Flows			Consolidated Cash Flows
	Merchant	Regulated	Other	2007	2006	2005

	(In millions)
Operating Activities
Net income	$678.3	$126.7	$16.5	$821.5	$936.4	$623.1
Non-cash adjustments to net income	428.2	93.4	13.0	534.6	195.4	746.0
Changes in working capital	(260.9)	(120.9)	8.6	(373.2)	(677.7)	(747.6)
Defined benefit obligations*	—	—	—	(53.6)	40.5	3.4
Other	(18.4)	(45.8)	62.7	(1.5)	30.7	2.3

Net cash provided by operating activities	827.2	53.4	100.8	927.8	525.3	627.2

Investing Activities
Investments in property, plant and equipment	(837.0)	(375.8)	(82.9)	(1,295.7)	(962.9)	(760.0)
Asset acquisitions and business combinations, net of cash acquired	(347.5)	—	—	(347.5)	(137.6)	(237.2)
Investment in nuclear decommissioning trust fund securities	(659.5)	—	—	(659.5)	(492.5)	(370.8)
Proceeds from nuclear decommissioning trust fund securities	650.7	—	—	650.7	483.7	353.2
Net proceeds from sale of gas-fired plants and discontinued operations	—	—	—	—	1,630.7	289.4
Issuances of loans receivable	(19.0)	—	—	(19.0)	(65.4)	(82.8)
Sale of investments and other assets	3.9	0.8	9.2	13.9	43.9	14.4
Contract and portfolio acquisitions	(474.2)	—	—	(474.2)	(2.3)	(336.2)
Decrease (increase) in restricted funds	(2.9)	(42.3)	(64.7)	(109.9)	7.7	(4.0)
Other investments	(44.1)	—	(1.2)	(45.3)	54.8	(40.0)

Net cash (used in) provided by investing activities	(1,729.6)	(417.3)	(139.6)	(2,286.5)	560.1	(1,174.0)

Cash flows from operating activities less cash flows from investing activities	$(902.4)	$(363.9)	$(38.8)	(1,358.7)	1,085.4	(546.8)

Financing Activities*
Net (repayment) issuance of debt				(33.1)	242.2	(339.6)
Proceeds from issuance of common stock				65.1	84.4	96.9
Common stock dividends paid				(306.0)	(264.0)	(228.8)
Reacquisition of common stock				(409.5)	—	—
Proceeds from initial public offering of CEP				—	101.3	—
Proceeds from contract and portfolio acquisitions				847.8	221.3	1,026.9
Other				1.2	5.5	98.1

Net cash provided by financing activities				165.5	390.7	653.5

Net (decrease) increase in cash and cash equivalents				$(1,193.2)	$1,476.1	$106.7

* Items are not allocated to the business segments because they are managed for the company as a whole.

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Cash Flows from Operating Activities

Cash provided by operating activities was $927.8 million in 2007 compared to $525.3 million in 2006. This $402.5 million increase was primarily due to an increase in non-cash adjustments to net income and favorable changes in working capital, offset in part by unfavorable changes in net income.

        Non-cash adjustments to net income increased $339.2 million in 2007 compared to 2006, primarily due to the absence of a $191.4 million gain on sale of gas-fired plants and discontinued operations in 2006, a change in deferred fuel costs of $100.5 million related mostly to lower deferrals of electricity purchased for resale under the BGE rate stabilization plan, and a $98.2 million increase in deferred income tax expense.

        Changes in working capital had a negative impact of $373.2 million on cash flows from operations in 2007 compared to a negative impact of $677.7 million in 2006. The improvement in working capital of $304.5 million was due to a $200.8 million change in working capital primarily related to higher fuel stock purchases in 2006 as compared to 2007.

        Cash provided by operating activities was $525.3 million in 2006 compared to $627.2 million in 2005. This $101.9 million decrease was primarily due to a decrease in non-cash adjustments to net income in 2006, partially offset by favorable changes in net income and working capital.

        Non-cash adjustments to net income decreased by $550.6 million in 2006 compared to 2005, primarily due to the change in deferred fuel costs of $336.6 million related mostly to the deferred recovery of electricity purchased for resale under the BGE rate stabilization plan. We discuss the rate stabilization plan in more detail in the Item 1.—Business—Baltimore Gas and Electric Company—Electric Business—Electric Competition section and Note 1. In addition, our gains on the sale of gas-fired plants and discontinued operations increased $177.6 million in 2006 compared to 2005. We discuss this in more detail in Note 2.

        Changes in working capital had a negative impact of $677.7 million on cash flow from operations in 2006 compared to a negative impact of $747.6 million in 2005. The negative impact of $677.7 million related to working capital was primarily due to the commodity price environment and increased risk management and trading activities that resulted in an increase of approximately $630 million in net cash collateral requirements, primarily for requirements on exchange-settled transactions. This increase in cash collateral requirements was accompanied by a decrease in our letters of credit requirements.

Cash Flows from Investing Activities

Cash used in investing activities was $2,286.5 million in 2007 compared to cash provided by of $560.1 million in 2006. The $2,846.6 million increase in cash used in 2007 compared to 2006 was primarily due to the following:

  •
  the absence of the net proceeds of $1,630.7 million from the sale of gas-fired plants and discontinued operations received in 2006,
  •
  a $471.9 million increase in contract and portfolio acquisitions that we discuss in more detail below,
  •
  a $332.8 million increase in investments in property, plant and equipment primarily related to growth within our merchant segment, which includes spending related to environmental controls at our generating facilities, and
  •
  a $209.9 million increase in acquisitions, primarily related to our acquisitions of working interests in gas and oil producing properties and a retail competitive supply business as discussed in more detail in Note 15.

        Cash provided by investing activities was $560.1 million in 2006 compared to cash used in investing activities $1,174.0 million in 2005. The $1,734.1 million favorable change in 2006 compared to 2005 was primarily due to the increase in proceeds from sale of gas-fired plants and discontinued operations of $1,341.3 million and a decrease of $333.9 million in cash paid for contract and portfolio acquisitions.

Cash Flows from Financing Activities

Cash provided by financing activities was $165.5 million in 2007 compared to $390.7 million in 2006. The decrease of $225.2 million was primarily due to cash used for reacquisition of common stock of $409.5 million, a net decrease in cash related to changes in short-term borrowings and long-term debt of $275.3 million, and a net decrease of $101.3 million in proceeds from the initial public offering of CEP in 2006. This was partially offset by an increase in gross proceeds from contract and portfolio acquisitions of $626.5 million, which we discuss below.

        In October 2007, our board of directors approved a common share repurchase program for up to $1 billion of our outstanding common shares. Subsequent to this approval, on October 31, 2007, we entered into an accelerated share repurchase agreement with a financial institution, and on November 2, 2007 we purchased 2,023,527 of outstanding shares of our common stock for $250 million. We discuss the share repurchase program in more detail in Note 9.

        Cash provided by financing activities was $390.7 million in 2006 compared to $653.5 million in 2005. The decrease of $262.8 million in cash provided in 2006 compared to 2005 was primarily due to a decrease in proceeds from acquired contracts of $805.6 million, a decrease in other financing activities of $92.6 million, and a $35.2 million increase in our dividends paid in 2006 compared to 2005. We discuss the proceeds from acquired contracts below. These decreases were partially offset by a net increase in cash related to changes in short-term borrowings and long-term debt of $581.8 million and $101.3 million in proceeds from the initial public offering of CEP.

Contract and Portfolio Acquisitions

During 2007, 2006, and 2005, our merchant energy business acquired several pre-existing energy purchase and sale agreements, which generated significant cash flows at the inception of the contracts. These agreements had contract prices that differed from market prices at closing, which resulted in cash payments from the counterparty at the acquisition of the contract. We received net cash of $373.6 million in 2007, $219.0 million in 2006, and $690.7 million in 2005 for various contract and portfolio acquisitions. We reflect the underlying contracts on a gross basis as assets or liabilities in our Consolidated Balance Sheets depending on whether they were at above- or below-market prices at closing; therefore, we have also reflected them on a gross basis in cash flows from investing and financing activities in our Consolidated Statements of Cash Flows as follows:

Year ended December 31,	2007	2006	2005

	(In millions)
Financing activities—proceeds from contract and portfolio acquisitions	$847.8	$221.3	$1,026.9
Investing activities—contract and portfolio acquisitions	(474.2)	(2.3)	(336.2)

Cash flows from contract and portfolio acquisitions	$373.6	$219.0	$690.7

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

        We discuss certain of these contract and portfolio acquisitions in more detail in Note 5.

Security Ratings

Independent credit-rating agencies rate Constellation Energy's and BGE's fixed-income securities. The ratings indicate the agencies' assessment of each company's ability to pay interest, distributions, dividends, and principal on these securities. These ratings affect how much it will cost each company to sell these securities. Generally, the better the rating, the lower the cost of the securities to each company when they sell them.

        The factors that credit rating agencies consider in establishing Constellation Energy's and BGE's credit ratings include, but are not limited to, cash flows, liquidity, business risk profile, political, legislative and regulatory risk, and the amount of debt as a component of total capitalization.

        At the date of this report, our credit ratings were as follows:

	Standard & Poors Rating Group	Moody's Investors Service	Fitch- Ratings

Constellation Energy
Commercial Paper	A-2	P-2	F2
Senior Unsecured Debt	BBB+	Baa1	BBB+
BGE
Commercial Paper	A-2	P-2	F2
Mortgage Bonds	A	Baa1	A
Senior Unsecured Debt	BBB+	Baa2	A-
Rate Stabilization Bonds *	AAA	Aaa	AAA
Trust Preferred Securities	BBB-	Baa3	BBB+
Preference Stock	BBB-	Ba1	BBB+

* Bonds issued by RSB BondCo LLC, a subsidiary of BGE

        In February 2008, Fitch Ratings placed both Constellation Energy and BGE on Ratings Watch Negative due to the current political and regulatory environment in Maryland. Additionally, in February 2008, Standard & Poors Rating Group affirmed the ratings of both Constellation Energy and BGE. They kept the outlook on the ratings as negative due to the current political and regulatory environment in Maryland. We discuss the potential effect of a ratings downgrade in the Liquidity Provisions section.

Available Sources of Funding

We continuously monitor our liquidity requirements and believe that our credit facilities and access to the capital markets provide sufficient liquidity to meet our business requirements. We discuss our available sources of funding in more detail below.

Constellation Energy

In addition to our cash balance, we have a commercial paper program under which we can issue short-term notes to fund our subsidiaries. At December 31, 2007, we had approximately $3.85 billion of credit under a five-year facility that expires in July 2012. In December 2007, we entered into an additional one-year credit facility totaling $250.0 million. This facility amended and restated a $200.0 million facility that expired in December 2007.

        These revolving credit facilities allow the issuance of letters of credit up to $4.1 billion. At December 31, 2007, letters of credit that totaled $1.8 billion were issued under all of our facilities, which results in approximately $2.3 billion of unused credit facilities. Additionally, in January 2008, we entered into a new six month line of credit totaling $500.0 million. This line of credit expires in July 2008 and has an option to be extended for an additional six months, subject to the lender's approval.

        We enter into these facilities to ensure adequate liquidity to support our operations. Currently, we use the facilities to issue letters of credit primarily for our merchant energy business.

        We expect to fund future acquisitions with an overall goal of maintaining a strong investment grade credit profile.

BGE

BGE currently maintains a $400.0 million five-year revolving credit facility expiring in 2011. BGE can borrow directly from the banks or use the facilities to allow commercial paper to be issued. As of December 31, 2007, BGE had $0.7 million in letters of credit issued, which results in $399.3 million in unused credit facilities.

Capital Resources

Our actual consolidated capital requirements for the years 2005 through 2007, along with the estimated annual amount for 2008, are shown in the table on the next page.

        We will continue to have cash requirements for:

  •
  working capital needs,
  •
  payments of interest, distributions, and dividends,
  •
  capital expenditures, and
  •
  the retirement of debt and redemption of preference stock.

        Capital requirements for 2008 and 2009 include estimates of spending for existing and anticipated projects. We continuously review and modify those estimates. Actual requirements may vary from the estimates included in the table on the next page because of a number of factors including:

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

        Our estimates are also subject to additional factors. Please see the Forward Looking Statements and Item 1A. Risk Factors sections.

	2005	2006	2007	2008

	(In millions)
Nonregulated Capital Requirements:
Merchant energy (excludes acquisitions)
Generation plants	$182	$235	$201	$450
Environmental controls	1	17	157	550
Portfolio acquisitions/investments	231	227	512	565
Technology/other	165	152	160	135
Nuclear fuel	130	137	148	200

Total merchant energy capital requirements	709	768	1,178	1,900
Other nonregulated capital requirements	32	21	85	80

Total nonregulated capital requirements	741	789	1,263	1,980

Regulated Capital Requirements:
Regulated electric	241	297	340	415
Regulated gas	50	63	62	80

Total regulated capital requirements	291	360	402	495

Total capital requirements	$1,032	$1,149	$1,665	$2,475

        As of the date of this report, we have not completed our 2009 capital budgeting process, but expect our 2009 capital requirements to be approximately $2.0 billion.

        Our environmental controls capital requirements are affected by new rules or regulations that require modifications to our facilities. We are in the process of installing additional air emission control equipment at certain of our coal-fired generating facilities in Maryland and plan to install additional air emission control equipment at co-owned coal-fired generating facilities in Pennsylvania. We estimate another $400 million of capital spending from 2009-2012 for environmental controls. We discuss environmental matters in more detail in Item 1. Business—Environmental Matters.

Capital Requirements

Merchant Energy Business

Our merchant energy business' capital requirements consist of its continuing requirements, including expenditures for:

  •
  improvements to generating plants,
  •
  nuclear fuel costs,
  •
  upstream gas investments,
  •
  portfolio acquisitions and other investments,
  •
  costs of complying with the Environmental Protection Agency (EPA), Maryland, and Pennsylvania environmental regulations and legislation, and
  •
  enhancements to our information technology infrastructure.

Regulated Electric and Gas

Regulated electric and gas construction expenditures primarily include new business construction needs and improvements to existing facilities, including projects to improve reliability and support demand response and conservation initiatives.

Funding for Capital Requirements

Merchant Energy Business

Funding for our merchant energy business is expected from internally generated funds. If internally generated funds are not sufficient to meet funding requirements, we have available sources from commercial paper issuances, issuances of long-term debt and equity, leases, and other financing activities.

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

Regulated Electric and Gas

Funding for regulated electric and gas capital expenditures is expected from internally generated funds. If internally generated funds are not sufficient to meet funding requirements, we have available sources from commercial paper issuances, available capacity under credit facilities, the issuance of long-term debt, trust preferred securities, or preference stock, and/or from time to time equity contributions from Constellation Energy. BGE also participates in a cash pool administered by Constellation Energy as discussed in Note 16.

Other Nonregulated Businesses

Funding for our other nonregulated businesses is expected from internally generated funds. If internally generated funds are not sufficient to meet funding requirements, we have available sources from commercial paper issuances, issuances of long-term debt of Constellation Energy, sales of securities and assets, and/or from time to time equity contributions from Constellation Energy.

        Our ability to sell or liquidate securities and assets will depend on market conditions, and we cannot give assurances that these sales or liquidations could be made.

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

        We detail our contractual payment obligations as of December 31, 2007 in the following table:

	Payments
	2008	2009- 2010	2011- 2012	Thereafter	Total

	(In millions)
Contractual Payment Obligations
Long-term debt:[1]
Nonregulated
Principal	$5.6	$501.9	$742.9	$1,580.4	$2,830.8
Interest	165.6	286.9	238.0	1,218.5	1,909.0

Total	171.2	788.8	980.9	2,798.9	4,739.8
BGE
Principal	350.0	121.6	254.2	1,489.3	2,215.1
Interest	128.9	215.6	197.4	1,411.5	1,953.4

Total	478.9	337.2	451.6	2,900.8	4,168.5
BGE preference stock	—	—	—	190.0	190.0
Operating leases[2]	505.6	454.6	470.7	892.5	2,323.4
Purchase obligations:[3]
Purchased capacity and energy[4]	425.2	489.6	213.8	276.4	1,405.0
Fuel and transportation	1,825.1	1,503.5	649.7	918.9	4,897.2
Other	259.1	41.8	20.3	19.3	340.5
Other noncurrent liabilities:
FIN 48 tax liability	22.7	18.4	—	14.0	55.1
Pension benefits[5]	84.1	170.8	162.9	—	417.8
Postretirement and post employment benefits[6]	43.0	99.6	116.2	229.1	487.9

Total contractual payment obligations	$3,814.9	$3,904.3	$3,066.1	$8,239.9	$19,025.2

1	Amounts in long-term debt reflect the original maturity date. Investors may require us to repay $339.8 million early through remarketing features. Interest on variable rate debt is included based on the December 31, 2007 forward curve for interest rates.
2	Our operating lease commitments include future payment obligations under certain power purchase agreements as discussed further in Note 11.
3	Contracts to purchase goods or services that specify all significant terms. Amounts related to certain purchase obligations are based on future purchase expectations which may differ from actual purchases.
4	Our contractual obligations for purchased capacity and energy are shown on a gross basis for certain transactions, including both the fixed payment portions of tolling contracts and estimated variable payments under unit-contingent power purchase agreements.
5	Amounts related to pension benefits reflect our current 5-year forecast for contributions for our qualified pension plans and participant payments for our nonqualified pension plans. Refer to Note 7 for more detail on our pension plans.
6	Amounts related to postretirement and postemployment benefits are for unfunded plans and reflect present value amounts consistent with the determination of the related liabilities recorded in our Consolidated Balance Sheets as discussed in Note 7.

Liquidity Provisions

In many cases, customers of our merchant energy business rely on the creditworthiness of Constellation Energy. A decline below investment grade by Constellation Energy would negatively impact the business prospects of that operation.

        We regularly review our liquidity needs to ensure that we have adequate facilities available to meet collateral requirements. This includes having liquidity available to meet margin requirements for our wholesale marketing, risk management, and trading operation and our competitive supply operations.

        We have certain agreements that contain provisions that would require additional collateral upon credit rating decreases in the senior unsecured debt of Constellation Energy. Decreases in Constellation Energy's credit ratings would not trigger an early payment on any of our credit facilities.

        Under counterparty contracts related to our wholesale marketing, risk management, and trading operation, we are obligated to post collateral if Constellation Energy's senior unsecured credit ratings declined below established contractual levels. Based on contractual provisions at December 31, 2007, we estimate that if Constellation Energy's senior unsecured debt were downgraded we would have the following additional collateral obligations:

Credit Ratings Downgraded to	Level Below Current Rating	Incremental Obligations	Cumulative Incremental Obligations
		(In millions)
BBB/Baa2	1	$327	$327
BBB-/Baa3	2	281	608
Below investment grade	3	728	1,336

        Based on market conditions and contractual obligations at the time of a downgrade, we could be required to post collateral in an amount that could exceed the amounts specified above, which could be material. We discuss our credit ratings in the Security Ratings section and our credit facilities in the Available Sources of Funding section.

        The credit facilities of Constellation Energy and BGE have limited material adverse change clauses, none of which would prohibit draws under the existing facilities. The long-term debt indentures of Constellation Energy and BGE do not contain material adverse change clauses or financial covenants.

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At December 31, 2007, the debt to capitalization ratios as defined in the credit agreements were no greater than 46%. The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At December 31, 2007, the debt to capitalization ratio for BGE as defined in this credit agreement was 47%. At December 31, 2007, BGE had $0.7 million in letters of credit outstanding under this agreement.

        Failure by Constellation Energy, or BGE, to comply with these provisions could result in the acceleration of the maturity of the debt outstanding under these facilities. The credit facilities of Constellation Energy contain usual and customary cross-default provisions that apply to defaults on debt by Constellation Energy and certain subsidiaries over a specified threshold.

        The BGE credit facility also contains usual and customary cross-default provisions that apply to defaults on debt by BGE over a specified threshold. The indenture pursuant to which BGE has issued and outstanding mortgage bonds provides that a default under any debt instrument issued under the indenture may cause a default of all debt outstanding under such indenture.

        Constellation Energy also provides credit support to Calvert Cliffs, Nine Mile Point, and Ginna to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants.

        Pursuant to Senate Bill 1, in June 2007, BondCo, a subsidiary of BGE, issued an aggregate principal amount of $623.2 million of rate stabilization bonds to recover deferred power purchase costs. We discuss Senate Bill 1 in Business Environment—Regulation—Maryland—Senate Bills 1 and 400 section and BondCo in more detail in Note 4.

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

        We use these arrangements when they enable us to obtain financing or execute commercial transactions on favorable terms. As of December 31, 2007, we have no material off-balance sheet arrangements including:

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

        At December 31, 2007, Constellation Energy had a total of $14,761.6 million in guarantees outstanding, of which $13,538.0 million related to our competitive supply activities. These amounts do not represent incremental consolidated Constellation Energy obligations; rather, they primarily represent parental guarantees of certain subsidiary obligations to third parties. These guarantees are put into place in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. While the stated limit of these guarantees is $13,538.0 million, our calculated fair value of obligations for commercial transactions covered by these guarantees was $3,460.6 million at December 31, 2007. If the parent company was required to fund these subsidiary obligations, the total amount based on December 31, 2007 market prices would be $3,460.6 million. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets. We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

        We discuss our other guarantees in Note 12 and our significant variable interests in Note 4.

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

        The Audit Committee of the Board of Directors periodically reviews compliance with our risk parameters, limits and trading guidelines, and our Board of Directors has established a value at risk limit. We have a Risk Management Division that is responsible for monitoring the key business risks, enforcing compliance with risk management policies and risk limits, as well as managing credit risk. The Risk Management Division reports to the Chief Risk Officer (CRO) who provides regular risk management updates to the Audit Committee and the Board of Directors.

        We have a Risk Management Committee (RMC) that is responsible for establishing risk management policies, reviewing procedures for the identification, assessment, measurement and management of risks, and the monitoring and reporting of risk exposures. The RMC meets on a regular basis and is chaired by our Chief Risk Officer, and consists of our Chief Executive Officer, our Chief Financial Officer, our Executive Vice President of Corporate Strategy, the President of Constellation Energy Resources, the Chief Commercial Officers of Constellation Energy Resources, and the President of Constellation Energy Nuclear Group. In addition, the CRO coordinates with the risk management committees at the major operating subsidiaries that meet regularly to identify, assess, and quantify material risk issues and to develop strategies to manage these risks.

Interest Rate Risk

We are exposed to changes in interest rates as a result of financing through our issuance of variable-rate and fixed-rate debt and certain related interest rate swaps. We may use derivative instruments to manage our interest rate risks.

        In July 2004, to optimize the mix of fixed and floating-rate debt, we entered into interest rate swaps relating to $450.0 million of our long-term debt. These fair value hedges effectively convert our current fixed-rate debt to a floating-rate instrument tied to the three month London Inter-Bank Offered Rate. Including the $450.0 million in interest rate swaps, approximately 16% of our long-term debt is floating-rate.

        We discuss our use of derivative instruments to manage our interest rate risk in more detail in Note 13.

        The following table provides information about our debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

	2008	2009	2010	2011	2012	Thereafter		Total	Fair value at December 31, 2007

	(Dollars in millions)
Long-term debt
Variable-rate debt	$—	$—	$—	$36.0	$255.2	$510.4		$801.6	$801.6
Average interest rate	—%	—%	—%	3.77%	7.59%	4.09%		5.19%
Fixed-rate debt	$355.6	$566.5	$56.9	$81.7	$624.1	$2,559.5	(A)	$4,244.3	$4,307.5
Average interest rate	6.20%	6.09%	5.68%	5.95%	6.82%	6.18%		6.26%
(A)
Amount excludes $339.8 million of long-term debt that is periodically remarketed and could require us to repay the debt prior to maturity of which $25.0 million is classified as current portion of long-term debt in our Consolidated Balance Sheets and in our Consolidated Statements of Capitalization.

Commodity Risk

We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and other commodities. These risks arise from our ownership and operation of power plants, the load-serving activities of BGE and our competitive supply operations, and our origination, risk management, and trading activities. We discuss these risks separately for our merchant energy and our regulated businesses below.

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

        A number of factors associated with the structure and operation of the energy markets significantly influence the level and volatility of prices for energy commodities and related derivative products. We use such commodities and contracts in our merchant energy business, and if we do not properly hedge the associated financial exposure, this commodity price volatility could affect our earnings. These factors include:

  •
  seasonal, daily, and hourly changes in demand,
  •
  extreme peak demands due to weather conditions,
  •
  available supply resources,
  •
  transportation availability and reliability within and between regions,
  •
  location of our generating facilities relative to the location of our load-serving obligations,
  •
  procedures used to maintain the integrity of the physical electricity system during extreme conditions,
  •
  changes in the nature and extent of federal and state regulations, and
  •
  geopolitical concerns affecting global supply of coal, oil, and natural gas.

        These factors can affect energy commodity and derivative prices in different ways and to different degrees. These effects may vary throughout the country as a result of regional differences in:

  •
  weather conditions,
  •
  market liquidity,
  •
  capability and reliability of the physical electricity and gas systems, and
  •
  the nature and extent of electricity deregulation.

        Additionally, we have fuel requirements that are subject to future changes in coal, natural gas, uranium, and oil prices. Our power generation facilities purchase fuel under contracts or in the spot market. Fuel prices may be volatile, and the price that can be obtained from power sales may not change at the same rate or in the same direction as changes in fuel costs. This could have a material adverse impact on our financial results.

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

        We are also exposed to variations in the prices and required volumes of natural gas, oil, and coal we burn at our power plants to generate electricity. During periods of high demand on our generation assets, our fuel supplies may be insufficient and could require us to procure additional fuel at higher prices. Alternatively, during periods of low demand on our generation assets, our fuel supplies may exceed our needs, and could result in us selling the excess fuels at lower prices. Either of these circumstances will have a negative impact on our financial results.

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

        Our nuclear plants produce electricity at a relatively low marginal cost. The Nine Mile Point facility and the Ginna facility sell 90% and 80% of their respective output under unit-contingent power purchase agreements (we have no obligation to provide power if the units are not available) to the previous owners. However, if an unplanned outage were to occur at Calvert Cliffs during periods when demand was high, we may have to purchase replacement power at potentially higher prices to meet our obligations, which could have a material adverse impact on our financial results.

Risk Management and Trading

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

        While some of the contracts we use to manage risk represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using other pricing sources and modeling techniques to determine expected future market prices, contract quantities, or both. We use our best estimates to determine the fair value of commodity and derivative contracts we hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors, and credit exposure. However, it is likely that future market prices could vary from those used in recording derivative assets and liabilities subject to mark-to-market accounting, and such variations could be material.

        We measure the sensitivity of our wholesale marketing and risk management mark-to-market energy contracts to potential changes in market prices using value at risk. Value at risk is a statistical model that attempts to predict risk of loss based on historical market price volatility. We calculate value at risk using a historical variance/covariance technique that models option positions using a linear approximation of their value. Additionally, we estimate variances and correlation using historical commodity price changes over the most recent rolling three-month period. Our value at risk calculation includes all wholesale marketing and risk management derivative assets and liabilities subject to mark-to-market accounting, including contracts for energy commodities and derivatives that result in physical settlement and contracts that require cash settlement.

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

        The value at risk amounts on the next page represent the potential pre-tax loss in the fair value of our wholesale marketing and risk management derivative assets and liabilities subject to mark-to-market accounting over one and ten-day holding periods.

Total Wholesale Value at Risk

For the year ended December 31,	2007	2006

	(In millions)
99% Confidence Level, One-Day Holding Period
Year end	$20.4	$13.4
Average	15.4	16.7
High	26.8	28.0
Low	8.2	9.6
95% Confidence Level, One-Day Holding Period
Year end	$15.5	$10.2
Average	11.7	12.7
High	20.4	21.3
Low	6.2	7.3
95% Confidence Level, Ten-Day Holding Period
Year end	$49.1	$32.3
Average	37.0	40.2
High	64.6	67.4
Low	19.7	23.0

        Based on a 99% confidence interval, we would expect a one-day change in the fair value of the portfolio greater than or equal to the daily value at risk approximately once in every 100 days. In 2007, we did not experience any instance where the actual daily mark-to-market change in portfolio value exceeded the predicted value at risk. However, published market studies conclude that exceeding daily value at risk less than seven times in a one-year period is considered consistent with a 99% confidence interval.

        The table above is the value at risk associated with our wholesale marketing, risk management, and trading operation's derivative assets and liabilities subject to mark-to-market accounting, including both trading and non-trading activities. We experienced higher value at risk for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to a higher number of economic hedges of accrual positions, increased volatility of commodity market prices, and an increase in our trading activities discussed below. We discuss our mark-to-market results in more detail in the Competitive Supply section.

        The following table details our value at risk for the trading portion of our wholesale marketing and risk management derivative assets and liabilities subject to mark-to-market accounting over a one-day holding period at a 99% confidence level for 2007 and 2006:

Wholesale Trading Value at Risk

For the year ended December 31,	2007	2006

	(In millions)
Average	$11.0	$11.2
High	17.4	17.6

        Our trading positions can be used to manage the commodity price risk of our competitive supply activities and our generation facilities. We also engage in trading activities for profit. These activities are managed through daily value at risk and stop loss limits and liquidity guidelines.

        Due to the inherent limitations of statistical measures such as value at risk and the seasonality of changes in market prices, the value at risk calculation may not reflect the full extent of our commodity price risk exposure. Additionally, actual changes in the value of options may differ from the value at risk calculated using a linear approximation inherent in our calculation method. As a result, actual changes in the fair value of derivative assets and liabilities subject to mark-to-market accounting could differ from the calculated value at risk, and such changes could have a material impact on our financial results.

Regulated Electric Business

Our wholesale marketing, risk management, and trading operation provided BGE 100% of the energy and capacity to meet its residential standard offer service obligations through June 30, 2006. Bidding to supply BGE's standard offer service to all customers occurs from time to time through a competitive bidding process approved by the Maryland PSC. Our wholesale marketing, risk management, and trading operation is supplying a portion of BGE's standard offer service obligation to all customers. We discuss standard offer service and the impact on base rates in more detail in Item 1. Business—Baltimore Gas and Electric Company—Electric Business section.

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

        Our regulated electric business may enter into electric futures, options, and swaps to hedge its price risk. We discuss this further in Note 13. At December 31, 2007 and 2006, our exposure to commodity price risk for our regulated electric business was not material.

Regulated Gas Business

Our regulated gas business may enter into gas futures, options, and swaps to hedge its price risk under our market-based rate incentive mechanism and our off-system gas sales program. We discuss this further in Note 13. At December 31, 2007 and 2006, our exposure to commodity price risk for our regulated gas business was not material.

Credit Risk

We are exposed to credit risk through our merchant energy business and BGE's operations. Credit risk is the loss that may result from counterparties' nonperformance and retail collections. We evaluate the credit risk of our wholesale marketing, risk management, and trading operation and our retail activities separately as discussed below.

Wholesale Credit Risk

We measure wholesale credit risk as the replacement cost for open energy commodity and derivative transactions (both mark-to-market and accrual) adjusted for amounts owed to or due from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses, where we have a legally enforceable right of setoff. We monitor and manage the credit risk of our wholesale marketing, risk management, and trading operation through credit policies and procedures which include an established credit approval process, daily monitoring of counterparty credit limits, the use of credit mitigation measures such as margin, collateral, or prepayment arrangements, and the use of master netting agreements.

        As of December 31, 2007 and 2006, the credit portfolio of our wholesale marketing, risk management, and trading operation had the following public credit ratings:

At December 31,	2007	2006

Rating
Investment Grade[1]	44%	61%
Non-Investment Grade	7	3
Not Rated	49	36

1  Includes counterparties with an investment grade rating by at least one of the major credit rating agencies. If split rating exists, the lower rating is used.

        Our exposure to "Not Rated" counterparties was $2.1 billion at December 31, 2007 compared to $1.1 billion at December 31, 2006. This increase was mostly due to an increase in our credit portfolio related to natural gas, international coal customers, and freight companies that do not have public credit ratings. Although not rated, many of these counterparties are considered investment grade equivalent based on our internal credit ratings.

        We utilize internal credit ratings to evaluate the creditworthiness of our wholesale customers, including those companies that do not have public credit ratings. Based on internal credit ratings, approximately $682.9 million or 33% of the exposure to unrated counterparties was rated investment grade equivalent at December 31, 2007 and approximately $643.8 million or 59% was rated investment grade equivalent at December 31, 2006. The following table provides the breakdown of the credit quality of our wholesale credit portfolio based on our internal credit ratings.

At December 31,	2007	2006

Investment Grade Equivalent	62%	82%
Non-Investment Grade	38	18

        The credit quality of our wholesale credit portfolio declined during 2007 as a result of the continued growth of our global coal and freight business combined with significant increases in coal prices and freight rates.

        A portion of our total wholesale credit risk is related to transactions that are recorded in our Consolidated Balance Sheets. These transactions primarily consist of open positions from our wholesale marketing, risk management, and trading operation that are accounted for using mark-to-market accounting, as well as amounts owed by wholesale counterparties for transactions that settled but have not yet been paid. The following table highlights the credit quality and exposures related to these activities at December 31, 2007:

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure

	(Dollars in millions)
Investment grade	$1,544	$278	$1,266	—	$—
Split rating	73	—	73	—	—
Non-investment grade	88	48	40	—	—
Internally rated—investment grade	321	70	251	—	—
Internally rated—non-investment grade	395	48	347	—	—

Total	$2,421	$444	$1,977	—	$—

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

        Additionally, if a counterparty were to default and we were to liquidate all contracts with that entity, our credit loss would include the loss in value of derivative contracts recorded at fair value, the amount owed for settled transactions, and additional payments, if any, that we would have to make to settle unrealized losses on accrual contracts. In addition, if a counterparty were to default under an accrual contract that is currently favorable to us, we may recognize a material adverse impact in our results in the future delivery period to the extent that we are required to replace the contract that is in default with another contract at current market prices. These potential losses would be limited to the extent that the in-the-money amount exceeded any credit mitigants such as cash, letters of credit, or parental guarantees supporting the counterparty obligation.

        We also enter into various wholesale transactions through ISOs. These ISOs are exposed to counterparty credit risks. Any losses relating to counterparty defaults impacting the ISOs are allocated to and borne by all other market participants in the ISO. These ISOs have established credit policies and practices to mitigate the exposure of counterparty credit risks. As a market participant, we continuously assess our exposure to the credit risks of each ISO.

Retail Credit Risk

We are exposed to retail credit risk through our competitive electricity and natural gas supply activities, which serve commercial and industrial companies, and through BGE's operations. Retail credit risk results when customers default on their contractual obligations. This risk represents the loss that may be incurred due to the nonpayment of customer accounts receivable balances, as well as the loss from the resale of energy previously committed to serve customers of our nonregulated retail businesses.

        Retail credit risk is managed through established credit policies, monitoring customer exposures, and the use of credit mitigation measures such as letters of credit or prepayment arrangements.

        Our retail credit portfolio is well diversified with no significant company or industry concentrations. During 2007, we did not experience a material change in the credit quality of our retail credit portfolio compared to 2006. Retail credit quality is dependent on the economy and the ability of our customers to manage through unfavorable economic cycles and other market changes. If the business environment were to be negatively affected by changes in economic or other market conditions, our retail credit risk may be adversely impacted.

        As a regulated entity, BGE is generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses.

Foreign Currency Risk

Our merchant energy business is exposed to the impact of foreign exchange rate fluctuations. This foreign currency risk arises from our activities in countries where we transact in currencies other than the U.S. dollar. In 2007, our exposure to foreign currency risk was not material. However, we expect our foreign currency exposure to grow due to our Canadian operations, global power, coal, freight, and natural gas operations, and our shipping and UniStar ventures. We manage our exposure to foreign currency exchange rate risk using a comprehensive foreign currency hedging program. While we cannot predict currency fluctuations, the impact of foreign currency exchange rate risk could be material.

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

        A hypothetical 10% decrease in equity prices would result in an approximate $140 million reduction in the fair value of our financial investments that are classified as trading or available-for-sale securities. In 2007, our actual return on pension plan assets was $71.3 million due to advances in the markets in which plan assets are invested. We describe our financial investments in more detail in Note 4, and our pension plans in Note 7.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item with respect to market risk is set forth in Item 7 of Part II of this Form 10-K under the heading Market Risk.

Item 8. Financial Statements and Supplementary Data

REPORTS OF MANAGEMENT

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

        The Audit Committee of the Board of Directors, which consists of five independent Directors, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to the Audit Committee.

Management's Report on Internal Control Over Financial
Reporting—Constellation Energy Group, Inc.

The management of Constellation Energy Group, Inc. (Constellation Energy), under the direction of its principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

        Constellation Energy's system of internal control over financial reporting is designed to provide reasonable assurance to Constellation Energy's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

        The management of Constellation Energy conducted an evaluation of the effectiveness of Constellation Energy's internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that Constellation Energy's internal control over financial reporting was effective as of December 31, 2007.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Constellation Energy's internal control over financial reporting as of December 31, 2007, as stated in their report on the next page.

Mayo A. Shattuck III Chairman of the Board, President and Chief Executive Officer	John R. Collins Executive Vice President and Chief Financial Officer

Management's Report on Internal Control Over Financial
Reporting—Baltimore Gas and Electric Company

The management of Baltimore Gas and Electric Company (BGE), under the direction of its principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

        BGE's system of internal control over financial reporting is designed to provide reasonable assurance to BGE's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

        The management of BGE conducted an evaluation of the effectiveness of BGE's internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that BGE's internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report of BGE's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by BGE's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit BGE to provide only management's report in this annual report.

Kenneth W. DeFontes, Jr. President and Chief Executive Officer	John R. Collins Senior Vice President and Chief Financial Officer

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Constellation Energy Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Constellation Energy Group, Inc. and its subsidiaries (the Company) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions. As discussed in Note 7 to the consolidated financial statements, in 2006 the Company changed its method of accounting for defined benefit pension and other postretirement plans. As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations and for stock based compensation.

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

        We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and statements of capitalization of Constellation Energy Group, Inc. and its subsidiaries as of December 31, 2005, 2004, and 2003, and the related consolidated statements of income, cash flows, and common shareholders' equity and comprehensive income for the years ended December 31, 2004 and 2003 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Summary of Operations and Summary of Financial Condition of Constellation Energy Group, Inc. and its subsidiaries included in the Selected Financial Data appearing under Item 6 for each of the five years in the period ended December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

PricewaterhouseCoopers LLP
Baltimore, Maryland
February 26, 2008

To Board of Directors and Shareholder of Baltimore Gas and Electric Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Baltimore Gas and Electric Company and its subsidiaries (the Company) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions.

        We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baltimore Gas and Electric Company and its subsidiaries as of December 31, 2005, 2004 and 2003, and the related consolidated statements of income, cash flows, and comprehensive income for the years ended December 31, 2004 and 2003 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Summary of Operations and Summary of Financial Condition of Baltimore Gas and Electric Company and its subsidiaries included in the Selected Financial Data appearing under Item 6 for each of the five years in the period ended December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

PricewaterhouseCoopers LLP
Baltimore, Maryland
February 26, 2008

CONSOLIDATED STATEMENTS OF INCOME

Constellation Energy Group, Inc. and Subsidiaries

Year Ended December 31,	2007	2006	2005

	(In millions, except per share amounts)
Revenues
Nonregulated revenues	$17,794.6	$16,279.0	$13,970.1
Regulated electric revenues	2,455.6	2,115.9	2,036.5
Regulated gas revenues	943.0	890.0	961.7

Total revenues	21,193.2	19,284.9	16,968.3
Expenses
Fuel and purchased energy expenses	16,473.9	14,930.7	13,239.6
Operating expenses	2,447.4	2,165.8	1,900.7
Impairment losses and other costs	20.2	—	—
Workforce reduction costs	2.3	28.2	4.4
Merger-related costs	—	18.3	17.0
Depreciation, depletion, and amortization	557.8	523.9	523.0
Accretion of asset retirement obligations	68.3	67.6	62.0
Taxes other than income taxes	288.9	290.7	277.1

Total expenses	19,858.8	18,025.2	16,023.8
Gain on Sale of Gas-Fired Plants	—	73.8	—

Income from Operations	1,334.4	1,333.5	944.5
Gain on Sales of CEP Equity	63.3	28.7	—
Other Income, primarily interest income	158.6	66.1	65.5
Fixed Charges
Interest expense	311.8	329.2	306.9
Interest capitalized and allowance for borrowed funds used during construction	(19.4)	(13.7)	(9.9)
BGE preference stock dividends	13.2	13.2	13.2

Total fixed charges	305.6	328.7	310.2

Income from Continuing Operations Before Income Taxes	1,250.7	1,099.6	699.8
Income Tax Expense	428.3	351.0	163.9

Income from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles	822.4	748.6	535.9
(Loss) Income from discontinued operations, net of income taxes of $1.5, $107.7, and $61.6, respectively	(0.9)	187.8	94.4
Cumulative effects of changes in accounting principles, net of income taxes of $(4.7)	—	—	(7.2)

Net Income	$821.5	$936.4	$623.1

Earnings Applicable to Common Stock	$821.5	$936.4	$623.1

Average Shares of Common Stock Outstanding—Basic	180.2	179.4	177.5
Average Shares of Common Stock Outstanding—Diluted	182.5	181.4	179.7
Earnings Per Common Share from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles—Basic	$4.56	$4.17	$3.02
(Loss) Income from discontinued operations	(0.01)	1.05	0.53
Cumulative effects of changes in accounting principles	—	—	(0.04)

Earnings Per Common Share—Basic	$4.55	$5.22	$3.51

Earnings Per Common Share from Continuing Operations and Before Cumulative Effects of Changes in Accounting Principles—Diluted	$4.51	$4.12	$2.98
(Loss) Income from discontinued operations	(0.01)	1.04	0.53
Cumulative effects of changes in accounting principles	—	—	(0.04)

Earnings Per Common Share—Diluted	$4.50	$5.16	$3.47

Dividends Declared Per Common Share	$1.74	$1.51	$1.34

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

At December 31,	2007	2006

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,095.9	$2,289.1
Accounts receivable (net of allowance for uncollectibles of $44.9 and $48.9, respectively)	4,289.5	3,248.3
Fuel stocks	591.3	599.5
Materials and supplies	207.5	200.2
Derivative assets	961.2	1,556.5
Unamortized energy contract assets	32.0	35.2
Deferred income taxes	300.7	674.3
Other	410.9	497.0

Total current assets	7,889.0	9,100.1

Investments and Other Noncurrent Assets
Nuclear decommissioning trust funds	1,330.8	1,240.1
Other investments	542.2	308.6
Regulatory assets (net)	576.2	389.0
Goodwill	261.3	157.6
Derivative assets	1,030.2	949.1
Unamortized energy contract assets	178.3	123.6
Other	370.6	311.4

Total investments and other noncurrent assets	4,289.6	3,479.4

Property, Plant and Equipment
Nonregulated property, plant and equipment	8,087.0	7,587.6
Regulated property, plant and equipment	6,051.2	5,752.9
Nuclear fuel (net of amortization)	374.3	339.9
Accumulated depreciation	(4,745.4)	(4,458.3)

Net property, plant and equipment	9,767.1	9,222.1

Total Assets	$21,945.7	$21,801.6

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED BALANCE SHEETS

Constellation Energy Group, Inc. and Subsidiaries

At December 31,	2007	2006

	(In millions)
Liabilities and Equity
Current Liabilities
Short-term borrowings	$14.0	$—
Current portion of long-term debt	380.6	878.8
Accounts payable and accrued liabilities	2,630.1	2,137.2
Customer deposits and collateral	347.2	347.2
Derivative liabilities	1,137.1	2,411.7
Unamortized energy contract liabilities	392.2	378.3
Accrued expenses	528.5	619.8
Other	427.5	349.7

Total current liabilities	5,857.2	7,122.7

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,588.5	1,435.8
Asset retirement obligations	917.6	974.8
Derivative liabilities	1,118.9	1,099.7
Unamortized energy contract liabilities	1,218.6	958.0
Defined benefit obligations	828.6	928.3
Deferred investment tax credits	50.5	57.2
Other	155.9	109.0

Total deferred credits and other noncurrent liabilities	5,878.6	5,562.8

Capitalization (See Consolidated Statements of Capitalization)
Long-term debt	4,660.5	4,222.3
Minority interests	19.2	94.5
BGE preference stock not subject to mandatory redemption	190.0	190.0
Common shareholders' equity	5,340.2	4,609.3

Total capitalization	10,209.9	9,116.1

Commitments, Guarantees, and Contingencies (see Note 12)
Total Liabilities and Equity	$21,945.7	$21,801.6

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Constellation Energy Group, Inc. and Subsidiaries

Year Ended December 31,	2007	2006	2005

	(In millions)
Cash Flows From Operating Activities
Net income	$821.5	$936.4	$623.1
Adjustments to reconcile to net cash provided by operating activities
Gain on sales of gas-fired plants and discontinued operations	—	(191.4)	(13.8)
Cumulative effects of changes in accounting principles	—	—	7.2
Depreciation, depletion, and amortization	460.4	545.1	606.5
Accretion of asset retirement obligations	68.3	67.6	62.1
Deferred income taxes	226.2	128.0	136.9
Investment tax credit adjustments	(6.7)	(6.9)	(7.1)
Deferred fuel costs	(248.0)	(348.5)	(11.9)
Defined benefit obligation expense	111.8	129.7	94.2
Defined benefit obligation payments	(165.4)	(89.2)	(90.8)
Impairment losses and other costs	20.2	—	—
Gains on sale of CEP equity	(63.3)	(28.7)	—
Equity in earnings of affiliates less than dividends received	45.3	27.6	38.7
Derivative power sales contracts classified as financing activities under SFAS No. 149	32.2	2.6	(72.6)
Changes in
Accounts receivable	(778.2)	(653.7)	(961.2)
Derivative assets and liabilities	(138.2)	(286.1)	(88.2)
Materials, supplies, and fuel stocks	(66.4)	(267.2)	(250.3)
Other current assets	145.1	240.6	(277.1)
Accounts payable and accrued liabilities	448.8	380.5	282.8
Other current liabilities	15.7	(91.8)	546.4
Other	(1.5)	30.7	2.3

Net cash provided by operating activities	927.8	525.3	627.2

Cash Flows From Investing Activities
Investments in property, plant and equipment	(1,295.7)	(962.9)	(760.0)
Asset acquisitions and business combinations, net of cash acquired	(347.5)	(137.6)	(237.2)
Investments in nuclear decommissioning trust fund securities	(659.5)	(492.5)	(370.8)
Proceeds from nuclear decommissioning trust fund securities	650.7	483.7	353.2
Net proceeds from sale of gas-fired plants and discontinued operations	—	1,630.7	289.4
Issuances of loans receivable	(19.0)	(65.4)	(82.8)
Sale of investments and other assets	13.9	43.9	14.4
Contract and portfolio acquisitions	(474.2)	(2.3)	(336.2)
(Increase) decrease in restricted funds	(109.9)	7.7	(4.0)
Other investments	(45.3)	54.8	(40.0)

Net cash (used in) provided by investing activities	(2,286.5)	560.1	(1,174.0)

Cash Flows From Financing Activities
Net issuance (maturity) of short-term borrowings	14.0	(0.7)	10.7
Proceeds from issuance of
Common stock	65.1	84.4	96.9
Long-term debt	698.2	852.0	12.0
Proceeds from initial public offering of CEP	—	101.3	—
Common stock dividends paid	(306.0)	(264.0)	(228.8)
Reacquisition of common stock	(409.5)	—	—
Proceeds from contract and portfolio acquisitions	847.8	221.3	1,026.9
Repayment of long-term debt	(745.3)	(609.1)	(362.3)
Derivative power sales contracts classified as financing activities under SFAS No. 149	(32.2)	(2.6)	72.6
Other	33.4	8.1	25.5

Net cash provided by financing activities	165.5	390.7	653.5

Net (Decrease) Increase in Cash and Cash Equivalents	(1,193.2)	1,476.1	106.7
Cash and Cash Equivalents at Beginning of Year	2,289.1	813.0	706.3

Cash and Cash Equivalents at End of Year	$1,095.9	$2,289.1	$813.0

Other Cash Flow Information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$291.8	$304.7	$301.3
Income taxes	$282.4	$109.3	$115.3

See Notes to Consolidated Financial Statements.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Constellation Energy Group, Inc. and Subsidiaries

				Accumulated Other Comprehensive Loss
	Common Stock		Retained Earnings		Total Amount
Year Ended December 31, 2007, 2006, and 2005	Shares	Amount

	(Dollar amounts in millions, number of shares in thousands)
Balance at December 31, 2004	176,333	$2,502.5	$2,425.9	$(201.5)	$4,726.9
Comprehensive Income
Net income			623.1		623.1
Other comprehensive income
Hedging instruments:
Reclassification of net gains on hedging instruments from OCI to net income, net of taxes of $492.2				(794.6)	(794.6)
Net unrealized gain on hedging instruments, net of taxes of $335.9				534.7	534.7
Available-for-sale securities:
Reclassification of net gains on securities from OCI to net income, net of taxes of $1.2				(1.8)	(1.8)
Net unrealized gain on securities, net of taxes of $15.7				23.8	23.8
Minimum pension liability, net of taxes of $50.4				(77.1)	(77.1)
Net unrealized gain on foreign currency translation				1.0	1.0

Total Comprehensive Income			623.1	(314.0)	309.1
Common stock dividend declared ($1.34 per share)			(238.4)		(238.4)
Common stock issued and share-based awards	1,968	118.3			118.3
Other			(0.4)		(0.4)

Balance at December 31, 2005	178,301	2,620.8	2,810.2	(515.5)	4,915.5
Comprehensive Income
Net income			936.4		936.4
Other comprehensive income
Hedging instruments:
Reclassification of net losses on hedging instruments from OCI to net income, net of taxes of $375.6				620.8	620.8
Net unrealized loss on hedging instruments, net of taxes of $1,025.8				(1,683.4)	(1,683.4)
Available-for-sale securities:
Reclassification of net gains on securities from OCI to net income, net of taxes of $0.1				(0.2)	(0.2)
Net unrealized gain on securities, net of taxes of $45.5				69.7	69.7
Minimum pension liability, net of taxes of $49.6				75.6	75.6
Net unrealized loss on foreign currency translation				(1.1)	(1.1)

Total Comprehensive Income			936.4	(918.6)	17.8
Effect of adoption of SFAS No. 158, net of taxes of $111.3				(169.5)	(169.5)
Common stock dividend declared ($1.51 per share)			(272.6)		(272.6)
Common stock issued and share-based awards	2,218	117.8			117.8
Other			0.3		0.3

Balance at December 31, 2006	180,519	2,738.6	3,474.3	(1,603.6)	4,609.3
Comprehensive Income
Net income			821.5		821.5
Other comprehensive income
Hedging instruments:
Reclassification of net losses on hedging instruments from OCI to net income, net of taxes of $682.3				1,124.8	1,124.8
Net unrealized loss on hedging instruments, net of taxes of $408.2				(671.1)	(671.1)
Available-for-sale securities:
Reclassification of net gains on securities from OCI to net income, net of taxes of $1.0				(1.6)	(1.6)
Net unrealized gain on securities, net of taxes of $25.5				26.5	26.5
Defined benefit plans:
Net gain arising during period, net of taxes of $7.8				11.6	11.6
Amortization of net actuarial loss, prior service cost, and transition obligation included in net periodic benefit cost, net of taxes of $15.9				24.6	24.6
Net unrealized gain on foreign currency translation, net of taxes of $1.8				7.0	7.0
Other				(10.8)	(10.8)

Total Comprehensive Income			821.5	511.0	1,332.5
Effect of adoption of FIN 48			(7.3)		(7.3)
Common stock dividend declared ($1.74 per share)			(368.4)		(368.4)
Common stock issued and share-based awards	1,789	184.2			184.2
Common stock purchased	(1,847)	(159.5)			(159.5)
Common stock purchased and retired	(2,024)	(250.0)			(250.0)
Other			(0.6)		(0.6)

Balance at December 31, 2007	178,437	$2,513.3	$3,919.5	$(1,092.6)	$5,340.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

Constellation Energy Group, Inc. and Subsidiaries

At December 31,	2007	2006

	(In millions)
Long-Term Debt
Long-term debt of Constellation Energy
6.35% Fixed-Rate Notes, due April 1, 2007	$—	$600.0
6.125% Fixed-Rate Notes, due September 1, 2009	500.0	500.0
7.00% Fixed-Rate Notes, due April 1, 2012	700.0	700.0
4.55% Fixed-Rate Notes, due June 15, 2015	550.0	550.0
7.60% Fixed-Rate Notes, due April 1, 2032	700.0	700.0
Fair Value of Interest Rate Swaps	11.8	(7.1)

Total long-term debt of Constellation Energy	2,461.8	3,042.9

Long-term debt of nonregulated businesses
Tax-exempt debt transferred from BGE effective July 1, 2000
Pollution control loan, due July 1, 2011	36.0	36.0
Port facilities loan, due June 1, 2013	48.0	48.0
4.10% Pollution control loan, due July 1, 2014	20.0	20.0
Economic development loan, due December 1, 2018	35.0	35.0
Floating-rate pollution control loan, due June 1, 2027	8.8	8.8
Tax-exempt variable rate notes, due April 1, 2024	75.0	75.0
Tax-exempt variable rate notes, due December 1, 2025	47.0	47.0
Tax-exempt variable rate notes, due December 1, 2037	65.0	—
District Cooling facilities loan, due December 1, 2031	25.0	25.0
CEP credit facility loan, due October 31, 2010	—	22.0
5.00% Mortgage note, due June 15, 2010	3.6	7.5
4.25% Mortgage note, due March 15, 2009	0.8	1.3
7.3% Fixed Rate Note, due June 1, 2012	1.8	1.8
South Carolina synthetic fuel facility loan, due January 15, 2008 (imputed interest rate of 3.47%)	3.0	20.0

Total long-term debt of nonregulated businesses	369.0	347.4

First Refunding Mortgage Bonds of BGE
7.50% Series, due January 15, 2007	—	121.4
6.625% Series, due March 15, 2008	119.7	123.1

Total First Refunding Mortgage Bonds of BGE	119.7	244.5

Other long-term debt of BGE
5.90% Notes, due October 1, 2016	300.0	300.0
5.20% Notes, due June 15, 2033	200.0	200.0
6.35% Notes, due October 1, 2036	400.0	400.0
Medium-term notes, Series E	174.5	174.5
Medium-term notes, Series G	140.0	140.0

Total other long-term debt of BGE	1,214.5	1,214.5

6.20% deferrable interest subordinated debentures due October 15, 2043 to BGE wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
5.683% Rate stabilization bonds due April 1, 2017	623.2	—
Unamortized discount and premium	(4.8)	(5.9)
Current portion of long-term debt	(380.6)	(878.8)

Total long-term debt	$4,660.5	$4,222.3

See Notes to Consolidated Financial Statements.

continued on next page

CONSOLIDATED STATEMENTS OF CAPITALIZATION

Constellation Energy Group, Inc. and Subsidiaries

At December 31,	2007	2006

	(In millions)
Minority Interests	$19.2	$94.5
BGE Preference Stock
Cumulative preference stock not subject to mandatory redemption, 6,500,000 shares authorized 7.125%, 1993 Series, 400,000 shares outstanding, callable at $102.14 per share until June 30, 2008, and at lesser amounts thereafter	40.0	40.0
6.97%, 1993 Series, 500,000 shares outstanding, callable at $102.09 per share until September 30, 2008, and at lesser amounts thereafter	50.0	50.0
6.70%, 1993 Series, 400,000 shares outstanding, callable at $102.01 per share until December 31, 2008, and at lesser amounts thereafter	40.0	40.0
6.99%, 1995 Series, 600,000 shares outstanding, callable at $102.80 per share until September 30, 2008, and at lesser amounts thereafter	60.0	60.0

Total preference stock not subject to mandatory redemption	190.0	190.0

Common Shareholders' Equity
Common stock without par value, 250,000,000 shares authorized; 178,437,208 and 180,519,180 shares issued and outstanding at December 31, 2007 and 2006, respectively. (At December 31, 2007, 9,244,969 shares were reserved for the long-term incentive plans, 7,208,691 shares were reserved for the Shareholder Investment Plan, 1,520,000 shares were reserved for the continuous offering programs, and 1,508,553 shares were reserved for the employee savings plan.)	2,513.3	2,738.6
Retained earnings	3,919.5	3,474.3
Accumulated other comprehensive loss	(1,092.6)	(1,603.6)

Total common shareholders' equity	5,340.2	4,609.3

Total Capitalization	$10,209.9	$9,116.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Baltimore Gas and Electric Company and Subsidiaries

Year Ended December 31,	2007	2006	2005

	(In millions)
Revenues
Electric revenues	$2,455.7	$2,115.9	$2,036.5
Gas revenues	962.8	899.5	972.8

Total revenues	3,418.5	3,015.4	3,009.3
Expenses
Operating Expenses
Electricity purchased for resale	1,500.4	1,167.8	1,068.9
Gas purchased for resale	639.8	581.5	687.5
Operations and maintenance	533.6	496.1	450.2
Merger-related costs	—	4.7	5.4
Depreciation and amortization	234.2	227.5	232.4
Taxes other than income taxes	176.2	168.7	168.4

Total expenses	3,084.2	2,646.3	2,612.8

Income from Operations	334.3	369.1	396.5
Other Income	26.8	6.0	5.9
Fixed Charges
Interest expense	127.9	104.6	95.6
Allowance for borrowed funds used during construction	(2.6)	(2.0)	(2.1)

Total fixed charges	125.3	102.6	93.5

Income Before Income Taxes	235.8	272.5	308.9
Income Taxes
Current	(2.4)	(22.8)	122.6
Deferred	100.0	126.6	(0.9)
Investment tax credit adjustments	(1.6)	(1.6)	(1.8)

Total income taxes	96.0	102.2	119.9

Net Income	139.8	170.3	189.0
Preference Stock Dividends	13.2	13.2	13.2

Earnings Applicable to Common Stock	$126.6	$157.1	$175.8

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

At December 31,	2007	2006

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$17.6	$10.9
Accounts receivable (net of allowance for uncollectibles of $20.3 and $15.5, respectively)	316.7	190.3
Accounts receivable, unbilled (net of allowance for uncollectibles of $0.8 and $0.6, respectively)	209.5	154.4
Investment in cash pool, affiliated company	78.4	60.6
Accounts receivable, affiliated companies	4.2	2.5
Fuel stocks	98.8	110.9
Materials and supplies	42.7	40.2
Prepaid taxes other than income taxes	49.9	48.0
Regulatory assets (net)	74.9	62.5
Other	46.6	35.2

Total current assets	939.3	715.5

Investments and Other Assets
Regulatory assets (net)	576.2	389.0
Receivable, affiliated company	149.2	150.5
Other	148.1	127.5

Total investments and other assets	873.5	667.0

Utility Plant
Plant in service
Electric	4,244.4	4,060.2
Gas	1,181.7	1,148.3
Common	456.1	444.6

Total plant in service	5,882.2	5,653.1
Accumulated depreciation	(2,080.8)	(1,994.7)

Net plant in service	3,801.4	3,658.4
Construction work in progress	166.4	97.1
Plant held for future use	2.4	2.7

Net utility plant	3,970.2	3,758.2

Total Assets	$5,783.0	$5,140.7

See Notes to Consolidated Financial Statements.

Certain prior-period amounts have been reclassified to conform with the current period's presentation.

CONSOLIDATED BALANCE SHEETS

Baltimore Gas and Electric Company and Subsidiaries

At December 31,	2007	2006

	(In millions)
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$375.0	$258.3
Accounts payable and accrued liabilities	182.4	187.3
Accounts payable and accrued liabilities, affiliated companies	164.5	163.4
Customer deposits	70.5	71.4
Current portion of deferred income taxes	44.1	47.4
Accrued taxes	34.4	18.8
Accrued expenses and other	96.3	79.5

Total current liabilities	967.2	826.1

Deferred Credits and Other Liabilities
Deferred income taxes	785.6	697.7
Payable, affiliated company	243.7	250.7
Deferred investment tax credits	11.9	13.5
Other	33.6	14.0

Total deferred credits and other liabilities	1,074.8	975.9

Long-term Debt
Rate stabilization bonds	623.2	—
First refunding mortgage bonds of BGE	119.7	244.5
Other long-term debt of BGE	1,214.5	1,214.5
6.20% deferrable interest subordinated debentures due October 15, 2043 to wholly owned BGE Capital Trust II relating to trust preferred securities	257.7	257.7
Long-term debt of nonregulated business	25.0	25.0
Unamortized discount and premium	(2.6)	(2.9)
Current portion of long-term debt	(375.0)	(258.3)

Total long-term debt	1,862.5	1,480.5

Minority Interest	16.8	16.7
Preference Stock Not Subject to Mandatory Redemption	190.0	190.0
Common Shareholder's Equity
Common stock	912.2	912.2
Retained earnings	758.8	738.6
Accumulated other comprehensive income	0.7	0.7

Total common shareholder's equity	1,671.7	1,651.5

Commitments, Guarantees, and Contingencies (see Note 12)
Total Liabilities and Equity	$5,783.0	$5,140.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Baltimore Gas and Electric Company and Subsidiaries

Year Ended December 31,	2007	2006	2005

	(In millions)
Cash Flows From Operating Activities
Net income	$139.8	$170.3	$189.0
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	246.7	241.1	250.5
Deferred income taxes	99.9	126.6	(0.9)
Investment tax credit adjustments	(1.5)	(1.7)	(1.8)
Deferred fuel costs	(248.0)	(348.5)	(11.9)
Defined benefit plan expenses	39.8	47.2	37.8
Allowance for equity funds used during construction	(4.9)	(3.7)	(3.9)
Changes in
Accounts receivable	(181.5)	135.8	(98.7)
Receivables, affiliated companies	(1.7)	(0.7)	(0.8)
Materials, supplies, and fuel stocks	9.6	(8.2)	(21.7)
Other current assets	25.9	(31.0)	(0.5)
Accounts payable and accrued liabilities	(4.9)	17.6	44.3
Accounts payable and accrued liabilities, affiliated companies	1.1	10.6	6.7
Other current liabilities	29.6	(0.9)	12.0
Long-term receivables and payables, affiliated companies	(42.0)	(70.1)	(42.9)
Other	(44.7)	(27.5)	(37.4)

Net cash provided by operating activities	63.2	256.9	319.8

Cash Flows From Investing Activities
Utility construction expenditures (excluding equity portion of allowance for funds used during construction)	(376.4)	(320.6)	(270.5)
Change in cash pool at parent	(17.8)	(63.8)	131.1
Sales of investments and other assets	0.8	(0.4)	11.0
(Increase) decrease in restricted funds	(42.3)	10.3	(10.4)

Net cash used in investing activities	(435.7)	(374.5)	(138.8)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	623.2	700.0	—
Repayment of long-term debt	(124.8)	(445.3)	(41.6)
Preference stock dividends paid	(13.2)	(13.2)	(13.2)
Distribution to parent	(106.0)	(128.1)	(119.3)

Net cash provided by (used in) financing activities	379.2	113.4	(174.1)

Net Increase (Decrease) in Cash and Cash Equivalents	6.7	(4.2)	6.9
Cash and Cash Equivalents at Beginning of Year	10.9	15.1	8.2

Cash and Cash Equivalents at End of Year	$17.6	$10.9	$15.1

Other Cash Flow Information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$126.3	$87.2	$88.6
Income taxes	$(37.6)	$18.7	$123.3

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

Sale of Subsidiary Stock

We may sell portions of our ownership interests through public offerings of a subsidiary's stock. We record any gains or losses on public offerings in our Consolidated Statements of Income, as a component of non-operating income.

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

Reclassifications

We have reclassified certain prior-year amounts for comparative purposes for the following:

  •
  we have combined "Risk management assets and liabilities" and "Mark-to-market assets and liabilities" into one line item, called "Derivative assets and liabilities," in each applicable section of our Consolidated Balance Sheets,
  •
  we have separately presented "Accrued expenses" and "Other current liabilities" that were previously combined into "Accrued expenses and other" on our Consolidated Balance Sheets, and
  •
  we have separately presented "Accounts receivable, unbilled" that were previously reported within "Accounts receivable" on BGE's Consolidated Balance Sheets.

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

        While we generally elect accrual accounting whenever permitted, we sometimes use mark-to-market accounting for physical delivery activities that are managed using economic hedges that do not qualify for accrual accounting. We discuss mark-to-market accounting in further detail below.

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

        During 2007, 2006, and 2005, we terminated or restructured in-the-money contracts in exchange for upfront cash payments and a reduction or cancellation of future performance obligations. The termination or restructuring of contracts allowed us to lower our exposure to performance risk under these contracts, and resulted in the realization of $17.8 million of pre-tax earnings in 2007, $56.7 million of pre-tax earnings in 2006, and $77.0 million of pre-tax earnings in 2005 that would have been recognized over the life of these contracts.

Mark-to-Market Accounting

We record revenues using the mark-to-market method of accounting for derivative contracts for which we are not permitted to use accrual accounting or hedge accounting. We discuss our use of hedge accounting in the Derivatives and Hedging Activities section later in this Note. These mark-to-market activities include derivative contracts for energy and other energy-related commodities. Under the mark-to-market method of accounting, we record the fair value of these derivatives as derivative assets and liabilities at the time of contract execution. We record changes in derivative assets and liabilities subject to mark-to-market accounting on a net basis in "Nonregulated revenues" in our Consolidated Statements of Income.

        Derivative assets and liabilities include contracts subject to mark-to-market accounting. While some of these contracts represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using modeling techniques to determine expected future market prices, contract quantities, or both. The market prices and quantities used to determine fair value reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value, and volatility factors. However, future market prices and actual quantities will vary from those used in recording derivative assets and liabilities subject to mark-to-market accounting, and it is possible that such variations could be material.

        Mark-to-market revenues include:

  •
  gains or losses on new transactions at origination to the extent permitted by applicable accounting rules,
  •
  unrealized gains and losses from changes in the fair value of open contracts,
  •
  net gains and losses from realized transactions, and
  •
  changes in valuation adjustments.

        Origination gains, which are included in mark-to-market revenues, arise primarily from contracts that our wholesale marketing, risk management, and trading operation structures to meet the risk management needs of our customers. Transactions that result in origination gains may be unique and provide the potential for individually significant gains from a single transaction.

        Origination gains represent the initial fair value recognized on these structured transactions. The recognition of origination gains is dependent on the existence of observable market data that validates the initial fair value of the contract. Origination gains were:

  •
  $41.9 million pre-tax in 2007,
  •
  $13.5 million pre-tax in 2006, and
  •
  $61.6 million pre-tax in 2005.

        Origination gains arose primarily from:

  •
  1 transaction completed in 2007,
  •
  3 transactions completed in 2006, of which no transaction contributed in excess of $10 million pre-tax, and
  •
  6 transactions completed in 2005, one of which contributed approximately $35 million pre-tax.

Valuation Adjustments

We record valuation adjustments to reflect uncertainties associated with certain estimates inherent in the determination of the fair value of derivative assets and liabilities subject to mark-to-market accounting. To the extent possible, we utilize market-based data together with quantitative methods for both measuring the uncertainties for which we record valuation adjustments and determining the level of such adjustments and changes in those levels.

        We describe below the main types of valuation adjustments we record and the process for establishing each. Generally, increases in valuation adjustments reduce our earnings, and decreases in valuation adjustments increase our earnings. However, all or a portion of the effect on earnings of changes in valuation adjustments may be offset by changes in the value of the underlying positions. As discussed below and later in this Note, our valuation adjustments will be affected by the adoption of SFAS No. 157, Fair Value Measurements, in 2008.

  •
  Close-out adjustment—represents the estimated cost to close out or sell to a third-party open mark-to-market positions. This valuation adjustment has the effect of valuing "long" positions (the purchase of a commodity) at the bid price and "short" positions (the sale of a commodity) at the offer price. We compute this adjustment based on our estimate of the bid/offer spread for each commodity and option price and the absolute quantity of our net open positions for each year. The level of total close-out valuation adjustments increases as we have larger unhedged positions, bid-offer spreads increase, or market information is not available, and it decreases as we reduce our unhedged positions, bid-offer spreads decrease, or market information becomes available. Prior to the adoption of SFAS No. 157 on January 1, 2008, to the extent that we are not able to obtain observable market information for similar contracts, the close-out adjustment is equivalent to the initial contract margin, thereby recording no gain or loss at inception. In the absence of observable market information, there is a presumption that the transaction price is equal to the market value of the contract, and therefore we do not recognize a gain or loss at inception. We recognize such gains or losses in earnings as we realize cash flows under the contract or when observable market data becomes available.
  •
  Unobservable input valuation adjustment—upon adoption of SFAS No. 157, this adjustment is necessary when we are required to determine fair value for derivative positions using internally developed models that use unobservable inputs due to the absence of observable market information. Unobservable inputs to fair value may arise due to a number of factors, including but not limited to, the term of the transaction, contract optionality, delivery location, or product type. In the absence of observable market information that supports the model inputs, there is a presumption that the transaction price is equal to the market value of the contract when we transact in our principal market, and SFAS No. 157 requires us to recalibrate our estimate of fair value to equal the transaction price. Therefore we do not recognize a gain or loss at contract inception on these transactions. We will recognize such gains or losses in earnings as we realize cash flows under the contract or when observable market data becomes available.
  •
  Credit-spread adjustment—for risk management purposes we compute the value of our derivative assets and liabilities subject to mark-to-market accounting using a risk-free discount rate. In order to compute fair value for financial reporting purposes, we adjust the value of our derivative assets to reflect the credit-worthiness of each customer (counterparty) based upon either published credit ratings, or equivalent internal credit ratings and associated default probability percentages. We compute this adjustment by applying the appropriate default probability percentage to our outstanding credit exposure, net of collateral, for each counterparty. The level of this adjustment increases as our credit exposure to counterparties increases, the maturity terms of our transactions increase, or the credit ratings of our counterparties deteriorate, and it decreases when our credit exposure to counterparties decreases, the maturity terms of our transactions decrease, or the credit ratings of our counterparties improve. Upon adoption of SFAS No. 157, we will also use a credit-spread adjustment in order to reflect our own credit risk in determining the fair value of our derivative liabilities.

Financial Statement Presentation

Certain transactions entered into under master agreements and other arrangements provide our wholesale competitive supply operation with a right of setoff in the event of bankruptcy or default by the counterparty. We report such transactions net in our Consolidated Balance Sheets in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. During 2007, the FASB issued Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, which was effective January 1, 2008. We discuss Staff Position FIN 39-1 in more detail later in Note 1.

Equity in Earnings

We include equity in earnings from our investments in qualifying facilities and power projects, joint ventures, and investment in Constellation Energy Partners LLC (CEP) in "Nonregulated revenues" in our Consolidated Statements of Income in the period they are earned.

Fuel and Purchased Energy Expenses

We incur costs for:

  •
  the fuel we use to generate electricity,
  •
  purchases of electricity from others, and
  •
  natural gas and coal that we resell.

        These costs are included in "Fuel and purchased energy expenses" in our Consolidated Statements of Income. We discuss certain of these separately below. We also include certain non-fuel direct costs, such as ancillary services, transmission costs, brokerage fees, and freight costs in "Fuel and purchased energy expenses" in our Consolidated Statements of Income.

Fuel Used to Generate Electricity and Purchases of Electricity and Gas

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

Regulated Electric

BGE is obligated to provide market-based standard offer service to residential and small commercial customers for the indefinite future, and for large commercial and industrial customers for varying periods beyond June 30, 2004, depending on customer load. The Provider of Last Resort (POLR) rates charged during these time periods will recover BGE's wholesale power supply costs and include an administrative fee. The administrative fee includes a shareholder return component and an incremental cost component. Pursuant to Senate Bill 1, the energy legislation enacted in Maryland in June 2006, collection of the shareholder return component of the administrative fee for residential POLR service was suspended beginning January 1, 2007 for a 10-year period. However, under an order issued by the Maryland PSC in May 2007, as of June 1, 2007, we were required to reinstate collection of the residential return component of the POLR administration charge and provide all residential electric customers a credit for the return component of the administrative charge.

        In accordance with the POLR settlement agreement approved by the Maryland PSC, BGE defers the difference between certain of its actual costs related to the electric commodity and what it collects from customers under the commodity charge in a given period. BGE either bills or refunds its customers the difference in the future. In addition, Senate Bill 1 imposed a 15% rate cap for BGE residential electric customers from July 1, 2006 until May 31, 2007. We discuss this in more detail in Note 6.

        BGE's obligation to provide market-based standard offer service to its largest commercial and industrial customers expired May 31, 2005. BGE continues to provide an hourly priced market-based standard offer service to those customers.

Regulated Gas

BGE charges its gas customers for the natural gas they purchase from BGE using "gas cost adjustment clauses" set by the Maryland PSC. Under these clauses, BGE defers the difference between certain of its actual costs related to the gas commodity and what it collects from customers under the commodity charge in a given period. BGE either bills or refunds its customers the difference in the future. The Maryland PSC approved a modification of the gas cost adjustment clauses to provide a market-based rates incentive mechanism. Under the market-based rates incentive mechanism, BGE's actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between BGE's actual cost and the market index is shared equally between shareholders and customers. The Maryland PSC also has approved a settlement that modifies certain provisions of the market-based rates incentive mechanism. These provisions require that BGE secure fixed-price contracts for at least 10%, but not more than 20%, of forecasted system supply requirements for the November through March period. These fixed-price contracts are not subject to sharing under the market-based rates incentive mechanism.

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

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that we recognize at fair value all derivatives not qualifying for accrual accounting under the normal purchase and normal sale exception. We record all derivatives in "Derivative assest or liabilities" in our Consolidated Balance Sheets, including derivatives subject to mark-to-market accounting and derivatives that are designated as hedges.

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

        We summarize our cash-flow hedging activities under SFAS No. 133 and the income statement classification of amounts reclassified from "Accumulated other comprehensive income (loss)" as follows:

Risk	Derivative	Income Statement Classification

Interest rate risk associated with new debt issuances	Interest rate swaps	Interest expense
Interest rate risk associated with variable-rate debt	Interest rate swaps	Interest expense
Nonregulated energy sales	Futures and forward contracts	Nonregulated revenues
Nonregulated fuel and energy purchases	Futures and forward contracts	Fuel and purchased energy expenses
Nonregulated gas purchases for resale	Futures and forward contracts and price and basis swaps	Fuel and purchased energy expenses
Regulated gas purchases for resale	Price and basis swaps	Fuel and purchased energy expenses
Regulated electricity purchases for resale	Price and basis swaps	Fuel and purchased energy expenses

        We designate certain derivatives as fair value hedges. We record changes in the fair value of these derivatives and changes in the fair value of the hedged assets or liabilities in earnings as the changes occur. We summarize our fair value hedging activities and the income statement classification of changes in the fair value of these hedges and the related hedged items as follows:

Risk	Derivative	Income Statement Classification

Optimize mix of fixed and floating-rate debt	Interest rate swaps	Interest expense
Value of natural gas in storage	Forward contracts and price and basis swaps	Nonregulated revenues and Fuel and purchased energy expenses

        We record changes in the fair value of interest rate swaps and the debt being hedged in "Derivative assets and liabilities" and "Long-term debt" and changes in the fair value of the gas being hedged and related derivatives in "Fuel stocks" and "Derivative assets and liabilities" in our Consolidated Balance Sheets. In addition, we record the difference between interest on hedged fixed-rate debt and floating-rate swaps in "Interest expense" in the periods that the swaps settle.

Unamortized Energy Assets and Liabilities

Unamortized energy contract assets and liabilities represent the remaining unamortized balance of non-derivative energy contracts that we acquired or derivatives designated as normal purchases and normal sales that we had previously recorded as "Derivative assets or liabilities." The initial amount recorded represents the fair value of the contract at the time of acquisition or designation, and the balance is amortized over the life of the contract in relation to the present value of the underlying cash flows. The amortization of these values is discussed in the Revenues and Fuel and Purchased Energy Expenses sections of this Note.

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

        Electric and gas utilities, municipalities, cooperatives, generation owners, and energy marketers comprise the majority of counterparties underlying our assets from our wholesale marketing and risk management activities. We held cash collateral from these counterparties totaling $269.9 million as of December 31, 2007 and $252.6 million as of December 31, 2006. These amounts are included in "Customer deposits and collateral" in our Consolidated Balance Sheets.

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

Income Tax Expense

We have two categories of income tax expense—current and deferred. We describe each of these below:

  •
  current income tax expense consists solely of regular tax less applicable tax credits, and
  •
  deferred income tax expense is equal to the changes in the net deferred income tax liability, excluding amounts charged or credited to accumulated other comprehensive income. Our deferred income tax expense is increased or reduced for changes to the "Income taxes recoverable through future rates (net)" regulatory asset (described below) during the year.

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

        We have certain investments in facilities that manufactured solid synthetic fuel produced from coal as defined under the Internal Revenue Code for which we claim tax credits on our Federal income tax return. Because the federal tax credit for synthetic fuel produced from coal expired on December 31, 2007, these facilities ceased fuel production on that date. We recognize the tax benefit of these credits in our Consolidated Statements of Income when we believe it is highly probable that the credits will be sustained.

Deferred Income Tax Assets and Liabilities

We must report some of our revenues and expenses differently for our financial statements than for income tax return purposes. The tax effects of the temporary differences in these items are reported as deferred income tax assets or liabilities in our Consolidated Balance Sheets. We measure the deferred income tax assets and liabilities using income tax rates that are currently in effect. During 2007, the State of Maryland increased its corporate income tax rate from 7% to 8.25%. We discuss the impact on our existing deferred income tax assets and liabilities in more detail in Note 10.

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

Taxes Other Than Income Taxes

BGE collects from certain customers franchise and other taxes that are levied by state or local governments on the sale or distribution of gas and electricity. We include these types of taxes in "Taxes other than income taxes" in our Consolidated Statements of Income. Some of these taxes are imposed on the customer and others are imposed on BGE. The taxes imposed on the customer are accounted for on a net basis, which means we do not recognize revenue and an offsetting tax expense for the taxes collected from customers. The taxes imposed on BGE are accounted for on a gross basis, which means we recognize revenue for the taxes collected from customers. Accordingly, the taxes accounted for on a gross basis are recorded as revenues in the accompanying Consolidated Statements of Income for BGE as follows:

Year Ended December 31,	2007	2006	2005

	(In millions)
Taxes other than income taxes included in revenues—BGE	$77.0	$74.0	$77.0

Unrecognized Tax Benefits

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 (FIN 48). FIN 48 requires us to recognize in our financial statements the effects of uncertain tax positions if these positions meet a "more-likely-than-not" threshold. For those uncertain tax positions that we have recognized in our financial statements, we establish liabilities to reflect the portion of those positions we cannot conclude are "more-likely-than-not" to be realized upon ultimate settlement. These are referred to as liabilities for unrecognized tax benefits under FIN 48. We recognize interest and penalties related to unrecognized tax benefits in "Income tax expense" in our Consolidated Statements of Income. We discuss our unrecognized tax benefits in more detail in Note 10.

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

        Our dilutive common stock equivalent shares consist of stock options and other stock-based compensation awards. The following table presents stock options that were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares as follows:

Year Ended December 31,	2007	2006	2005

	(In millions)
Non-dilutive stock options	—	—	0.1
Dilutive common stock equivalent shares	2.3	2.0	2.2

Stock-Based Compensation

Under our long-term incentive plans, we have granted stock options, performance-based units, service-based units, performance and service-based restricted stock, and equity to officers, key employees, and members of the Board of Directors. We discuss these awards in more detail in Note 14.

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

        Under SFAS No. 123R, we recognize compensation cost ratably or in tranches (depending if the award has cliff or graded vesting) over the period during which an employee is required to provide service in exchange for the award, which is typically a one to five-year period. We use a forfeiture assumption based on historical experience to estimate the number of awards that are expected to vest during the service period, and ultimately true-up the estimated expense to the actual expense associated with vested awards. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model and we remeasure the fair value of liability awards each reporting period. The following table presents the pro-forma effect on net income and earnings per share for all outstanding stock options and stock awards in each period that the fair value provisions of SFAS No. 123R were not in effect. We do not capitalize any portion of our stock-based compensation.

Year Ended December 31,	2005

(in millions, except per share amounts)
Net income, as reported	$623.1
Add: Actual stock-based compensation expense determined under intrinsic value method and included in reported net income, net of related tax effects	17.8	*
Deduct: Pro-forma stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(24.5)	*

Pro-forma net income	$616.4

Earnings per share:
Basic—as reported	$3.51
Basic—pro-forma	$3.47
Diluted—as reported	$3.47
Diluted—pro-forma	$3.43

*  Represents expense for the nine months ended September 30, 2005, which was prior to adoption of SFAS No. 123R

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents.

Accounts Receivable and Allowance for Uncollectibles

Accounts receivable, which includes cash collateral posted in our margin account with a third-party broker, are stated at the historical carrying amount net of write-offs and allowance for uncollectibles. We establish an allowance for uncollectibles based on our expected exposure to the credit risk of customers based on a variety of factors.

Materials, Supplies, and Fuel Stocks

We record our fuel stocks, emissions credits, renewable energy credits, coal held for resale, and materials and supplies at the lower of cost or market. We determine cost using the average cost method for all of our inventory.

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

Available-for-Sale Securities

We classify our investments in the nuclear decommissioning trust funds as available-for-sale securities. We describe the nuclear decommissioning trusts and the related asset retirement obligations later in this Note. In addition, we have investments in marketable equity securities and trust assets securing certain executive benefits that are classified as available-for-sale securities.

        We include any unrealized gains on our available-for-sale securities in "Accumulated other comprehensive loss" in our

Consolidated Statements of Common Shareholders' Equity and Comprehensive Income and Consolidated Statements of Capitalization.

Evaluation of Assets for Impairment and Other Than Temporary Decline in Value

Long-Lived Assets

We are required to evaluate certain assets that have long lives (for example, generating property and equipment and real estate) to determine if they are impaired when certain conditions exist. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides the accounting requirements for impairments of long-lived assets and proved gas properties. We are required to test our long-lived assets and proved gas properties for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

        We determine if long-lived assets and proved gas properties are impaired by comparing their undiscounted expected future cash flows to their carrying amount in our accounting records. We would record an impairment loss if the undiscounted expected future cash flows were less than the carrying amount of the asset. Cash flows for long-lived assets, or a group of long-lived assets, are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Proven gas properties' cash flows are determined at the field level. Undiscounted expected future cash flows include risk-adjusted probable and possible reserves. We are also required to evaluate our equity-method and cost-method investments (for example, in partnerships that own power projects) for impairment. Accounting Principles Board (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock (APB No. 18), provides the accounting requirements for these investments. The standard for determining whether an impairment must be recorded under APB No. 18 is whether the investment has experienced a loss in value that is considered an "other than a temporary" decline in value.

        We are also required to evaluate unproved gas producing properties at least annually to determine if it is impaired under SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Properties. Impairment for unproved property occurs if there are no firm plans to continue drilling, lease expiration is at risk, or historical experience necessitates a valuation allowance.

        We use our best estimates in making these evaluations and consider various factors, including forward price curves for energy, fuel costs, legislative initiatives, and operating costs. However, actual future market prices and project costs could vary from those used in our impairment evaluations, and the impact of such variations could be material.

Debt and Equity Securities

Our investments in debt and equity securities, which primarily consist of our nuclear decommissioning trust fund investments, are subject to impairment evaluations under FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP FAS 115-1 requires us to determine whether a decline in fair value of an investment below book value is other than temporary. If we determine that the decline in fair value is judged to be other than temporary, the cost basis of the investment must be written down to fair value as a new cost basis. For securities held in our nuclear decommissioning trust fund for which the market value is below book value, the decline in fair value for these securities is considered other than temporary and must be written down to fair value.

Intangible Assets

Goodwill is the excess of the purchase price of an acquired business over the fair value of the net assets acquired. We account for goodwill and other intangibles under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We do not amortize goodwill. SFAS No. 142 requires us to evaluate goodwill for impairment at least annually or more frequently if events and circumstances indicate the business might be impaired. Goodwill is impaired if the carrying value of the business exceeds fair value. Annually, we estimate the fair value of the businesses we have acquired using techniques similar to those used to estimate future cash flows for long-lived assets as previously discussed. If the estimated fair value of the business is less than its carrying value, an impairment loss is required to be recognized to the extent that the carrying value of goodwill is greater than its fair value. SFAS No. 142 also requires the amortization of intangible assets with finite lives. We discuss the changes in our intangible assets in more detail in Note 5.

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

        We own an undivided interest in the Keystone and Conemaugh electric generating plants in Western Pennsylvania, as well as in the transmission line that transports the plants' output to the joint owners' service territories. Our ownership interests in these plants are 20.99% in Keystone and 10.56% in Conemaugh. These ownership interests represented a net investment of $210.3 million at December 31, 2007 and $183.1 million at December 31, 2006. Each owner is responsible for financing its proportionate share of the plants' working funds. Working funds are used for operating expenses and capital expenditures. Operating expenses related to these plants are included in "Operating expenses" in our Consolidated Statements of Income. Capital costs related to these plants are included in "Nonregulated property, plant and equipment" in our Consolidated Balance Sheets.

        The "Nonregulated property, plant and equipment" in our Consolidated Balance Sheets includes nonregulated generation construction work in progress of $329.6 million at December 31, 2007 and $229.5 million at December 31, 2006.

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

        Our oil and gas exploration and production activities consist of working interests in gas producing fields. We account for these activities under the successful efforts method of accounting. Acquisition, development, and exploration costs are capitalized as permitted by SFAS No. 19. Costs of drilling exploratory wells are initially capitalized and later charged to expense if reserves are not discovered or deemed not to be commercially viable. Other exploratory costs are charged to expense when incurred.

        Capitalized exploratory well costs were $16.8 million at December 31, 2007 and $7.0 million at December 31, 2006, and do not include amounts that were capitalized and subsequently expensed within the same period. There were no material well costs capitalized at December 31, 2006 and 2005 that were reclassified in 2007 and 2006, respectively, to wells, facilities and equipment based on the determination of proved reserves.

        There were no material capitalized exploratory well costs charged to expense in 2007, 2006 and 2005. However, there was $12.9 million, $4.1 million, and $1.7 million capitalized as exploratory well costs pending the determination of proved reserves during the years 2007, 2006, and 2005, respectively.

        As of December 31, 2007, we have $3.9 million of exploratory well costs, related to one project, that have been capitalized for a period greater than one year since the completion of drilling. These capitalized exploratory well costs are related to wells that are being stimulated and will be evaluated upon completion of this program.

Depreciation and Depletion Expense

We compute depreciation for our generating, electric transmission and distribution, and gas distribution facilities. We compute depletion for our exploitation and production activities. Depreciation and depletion are determined using the following methods:

  •
  the group straight-line method, approved by the Maryland PSC, applied to the average investment, adjusted for anticipated costs of removal less salvage, in classes of depreciable property based on an average rate of approximately 3.5% per year for our regulated business,
  •
  the group straight-line method using rates averaging approximately 2.7% per year for our generating assets, or
  •
  the units-of-production method over the remaining life of the estimated proved reserves at the field level for acquisition costs and over the remaining life of proved developed reserves at the field level for development costs. The estimates for gas reserves are based on internal calculations.

        Other assets are depreciated primarily using the straight-line method and the following estimated useful lives:

Asset	Estimated Useful Lives

Building and improvements	5 – 50 years
Office equipment and furniture	3 – 20 years
Transportation equipment	5 – 15 years
Computer software	3 – 10 years

Amortization Expense

Amortization is an accounting process of reducing an asset amount in our Consolidated Balance Sheets over a period of time that approximates the useful life of the related item. When we reduce amounts in our Consolidated Balance Sheets, we increase amortization expense in our Consolidated Statements of Income.

Accretion Expense

SFAS No. 143, Accounting for Asset Retirement Obligations, provides the accounting requirements for recognizing an estimated liability for legal obligations associated with the retirement of tangible long-lived assets. In the fourth quarter of 2005, we adopted FIN 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143. FIN 47 clarifies that asset retirement obligations that are conditional upon a future event are subject to the provisions of SFAS No. 143. Our conditional asset retirement obligations relate primarily to asbestos removal at certain of our generating facilities. In 2005, we recorded an asset retirement obligation of $13.9 million for these facilities and recorded a $7.4 million after-tax charge to earnings as a cumulative effect of change in accounting principle.

        At December 31, 2007, $897.3 million of our total asset retirement obligation of $917.6 million was associated with the decommissioning of our nuclear power plants—Calvert Cliffs Nuclear Power Plant (Calvert Cliffs), Nine Mile Point Nuclear Station (Nine Mile Point) and R. E. Ginna Nuclear Power Plant (Ginna). The remainder of our asset retirement obligations is associated with our other generating facilities and certain other long-lived assets. From time to time, we will perform studies to update our asset retirement obligations. We record a liability when we are able to reasonably estimate the fair value of any future legal obligations associated with retirement that have been incurred and capitalize a corresponding amount as part of the book value of the related long-lived assets.

        The increase in the capitalized cost is included in determining depreciation expense over the estimated useful lives of these assets. Since the fair value of the asset retirement obligations is determined using a present value approach, accretion of the liability due to the passage of time is recognized each period to "Accretion of asset retirement obligations" in our Consolidated Statements of Income until the settlement of the liability. We record a gain or loss when the liability is settled after retirement for any difference between the accrued liability and actual costs. The change in our "Asset retirement obligations" liability during 2007 was as follows:

(In millions)
Liability at January 1, 2007	$974.8
Liabilities incurred	3.9
Liabilities settled	(1.4)
Accretion expense	68.3
Revisions to cash flows	(125.1)
Other	(2.9)

Liability at December 31, 2007	$917.6

        Substantially all of the $125.1 million "Revisions to expected future cash flows" represents the decrease to our nuclear decommissioning asset retirement obligations in conjunction with site-specific studies that we completed in 2007 for all three of our nuclear sites. These studies reassessed the key assumptions involved in estimating the expected future cost of nuclear decommissioning activities. The resulting decrease in the expected future cost of nuclear decommissioning and the related asset retirement obligation is primarily due to a fleet-based approach incorporating recent industry experiences, technological advances, improved economies of scale, and the impact of Nine Mile Point's license renewal, which was approved in late 2006.

        "Other" primarily represents CEP's asset retirement obligation that is no longer included in our Consolidated Balance Sheets. We discuss the deconsolidation of CEP in Note 2.

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

Nuclear Decommissioning

Effective January 1, 2003, we began to record decommissioning expense for Calvert Cliffs in accordance with SFAS No. 143. The "Asset retirement obligations" liability associated with the decommissioning of Calvert Cliffs was $309.5 million at December 31, 2007 and $336.7 million at December 31, 2006. Our contributions to the nuclear decommissioning trust funds for Calvert Cliffs were $8.8 million for 2007, $8.8 million for 2006, and $17.6 million for 2005. Under the Maryland PSC's order deregulating electric generation, BGE's customers must pay a total of $520 million in 1993 dollars, adjusted for inflation, to decommission Calvert Cliffs. BGE is collecting this amount on behalf of and passing it to Calvert Cliffs. Calvert Cliffs is responsible for any difference between this amount and the actual costs to decommission the plant.

        In 2006, BGE received approval from the Maryland PSC to continue annual customer collections of $18.7 million per year through December 31, 2016. BGE will be required to submit a filing to determine the level of customer contributions after December 31, 2016. In addition, Senate Bill 1 required BGE to provide credits to residential electric customers equal to the amount collected for decommissioning annually for ten years beginning in 2007. Under the provisions of Senate Bill 1, we are required to apply the collection of the nuclear decommissioning trust funds over the ten year period beginning in 2007 toward fulfillment of the decommissioning obligations of BGE customers.

        We began to record decommissioning expense for Nine Mile Point in accordance with SFAS No. 143 on January 1, 2003. The "Asset retirement obligations" liability associated with the decommissioning was $341.9 million at December 31, 2007 and $408.1 million at December 31, 2006. We determined that the decommissioning trust funds established for Nine Mile Point are adequately funded to cover the future costs to decommission the plant and as such, no contributions were made to the trust funds during the years ended December 31, 2007, 2006, and 2005.

        Upon the closing of the Ginna acquisition in 2004, the seller transferred $200.8 million in decommissioning funds. In return, we assumed all liability for the costs to decommission the unit. We believe that this transfer will be sufficient to cover the future costs to decommission the plant and as such, no contributions were made to the trust funds during the years ended December 31, 2007, 2006, and 2005. Effective June 2004, we began to record decommissioning expense for Ginna in accordance with SFAS No. 143. The "Asset retirement obligations" liability associated with the decommissioning was $245.9 million at December 31, 2007 and $209.9 million at December 31, 2006.

        In accordance with Nuclear Regulatory Commission (NRC) regulations, we maintain external decommissioning trusts to fund the costs expected to be incurred to decommission Calvert Cliffs, Nine Mile Point, and Ginna. The NRC requires owners to provide financial assurance that they will accumulate sufficient funds to pay for the cost of nuclear decommissioning. The assets in the trusts are reported in "Nuclear decommissioning trust funds" in our Consolidated Balance Sheets. These amounts are legally restricted for funding the costs of decommissioning. We classify the investments in the nuclear decommissioning trust funds as available-for-sale securities, and we report these investments at fair value in our Consolidated Balance Sheets as previously discussed in this Note. Investments by nuclear decommissioning trust funds are guided by the "prudent man" investment principle. The funds are prohibited from investing directly in Constellation Energy or its affiliates and any other entity owning a nuclear power plant.

        As the owner of Calvert Cliffs we, along with other domestic utilities, were required by the Energy Policy Act of 1992 to make contributions to a fund for decommissioning and decontaminating the Department of Energy's uranium enrichment facilities. The contributions were paid by BGE over a 15 year period that ended in 2006. BGE amortizes the deferred costs of decommissioning and decontaminating the Department of Energy's uranium enrichment facilities.

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

        The AFC rates are 9.4% for electric plant, 8.5% for gas plant, and 9.2% for common plant. BGE compounds AFC annually.

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

Accounting Standards Issued

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires new disclosures for fair value measurements. SFAS No. 157 became effective for most fair value measurements, other than leases and certain nonfinancial assets and liabilities, beginning January 1, 2008. These exclusions from SFAS No. 157 did not have a material effect on our implementation of this statement.

        The most significant impact of SFAS No. 157 relates to the accounting for derivatives, which is one of our critical accounting policies, in the following ways:

  •
  Prior to the adoption of SFAS No. 157, a component of our close-out reserve for derivatives subject to mark-to-market accounting included the initial margin on contracts for which we were unable to obtain observable market information. As a result, we did not recognize gains or losses in earnings at the inception of such contracts; instead, we recognize gains or losses in earnings as we realize cash flows under the contract or when observable market data becomes available. Upon adoption of SFAS No. 157, we continue to reflect a substantial portion of this reserve as an unobservable input valuation adjustment because it relates to contracts executed in our principal market for which SFAS No. 157 requires us to recalibrate our estimate of fair value to reflect transaction price. Therefore, we do not expect to record a material adjustment in retained earnings at January 1, 2008 to reflect the required adoption of this aspect of SFAS No. 157 using a modified retrospective approach.
  •
  Prior to the adoption of SFAS No. 157, we determined fair value for derivative liabilities for which prices are not available from external sources by discounting the expected cash flows from the contracts using a risk-free discount rate. We did not reflect our own credit risk in determining fair value for these liabilities. SFAS No. 157 requires us to record all liabilities measured at fair value including the effect of our own credit risk. As a result, we will apply a credit-spread adjustment in order to reflect our own credit risk in determining fair value for these liabilities, which will reduce the recorded amount of these liabilities as of the date of adoption. As a result of this change, we expect to record a pre-tax gain in earnings of a range of approximately $10-$15 million in the first quarter of 2008.

        SFAS No. 157 also establishes a three-level fair value hierarchy, reflecting the extent to which inputs to the determination of fair value can be observed, and requires fair value disclosures based upon this hierarchy. We will include these disclosures in the Notes to our Consolidated Financial Statements subsequent to the adoption of SFAS No. 157.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 provides the option to report at fair value certain financial instruments that are not currently required or permitted to be measured at fair value. This option would be applied on an instrument by instrument basis. If elected, unrealized gains and losses on the affected financial instruments would be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective beginning January 1, 2008. We have assessed the provisions of SFAS No. 159 and we have elected not to apply fair value accounting to our eligible financial instruments. As a result, there will be no impact on our, or BGE's, financial results.

FSP FIN 39-1

In April 2007, the FASB issued Staff Position (FSP) FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 permits an entity to report all derivatives recorded at fair value with any associated fair value cash collateral, which are with the same counterparty under a master netting arrangement, together in the balance sheet. Our competitive supply operation reports derivative amounts under master netting arrangements net in accordance with FIN 39, Offsetting of Amounts Related to Certain Contracts; however, we report fair value cash collateral separately from our derivative amounts. Under the provisions of this FSP, we expect to report all derivatives recorded at fair value net with the associated fair value cash collateral. The effects of FSP FIN 39-1 will be applied by adjusting all financial statements presented beginning January 1, 2008. We do not expect this standard to have a material impact on our balance sheet presentation.

SFAS No. 141 Revised

In December 2007, the FASB issued SFAS No. 141 Revised (SFAS No. 141R), Business Combinations. SFAS No. 141R revises SFAS 141, Business Combinations. SFAS No. 141R requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e., the date the acquirer obtains control). Presently, an acquisition is valued as of the date the parties agree upon the terms of the transaction. SFAS No. 141R also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired, and contingent consideration. We plan to adopt SFAS No. 141R for business combinations for which the acquisition date occurs after January 1, 2009.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that changes in a parent's ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary. When a change in a parent's ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. SFAS No. 160 must be applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented. We are currently evaluating the impact of SFAS No. 160 but do not expect the adoption of this standard to have a material impact on our, or BGE's, financial results.

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

        The adoption of FIN 48 on January 1, 2007, resulted in the recording of a $7.3 million incremental liability for unrecognized tax benefits and a corresponding reduction in "Retained earnings" in our Consolidated Balance Sheets as a cumulative effect of change in accounting principle. We also reclassified $49.4 million from existing tax liabilities (primarily deferred income taxes) to the new FIN 48 liability for unrecognized tax benefits. Our resulting total $56.7 million FIN 48 liability for unrecognized tax benefits included $12.1 million of accrued interest and penalties.

        We discuss the adoption of FIN 48 in more detail in Note 10.

2 Other Events

2007 Events

	Pre-Tax	After-Tax

	(In millions)
Impairment losses and other costs	$(20.2)	$(12.2)
Workforce reduction costs	(2.3)	(1.4)
Gain on sales of equity of CEP	63.3	39.2
Loss from discontinued operations
High Desert	(2.4)	(0.3)
Puna	—	(0.6)

Total loss from discontinued
operations	(2.4)	(0.9)

Total other items	$38.4	$24.7

Impairment Losses and Other Costs

In connection with the termination of the merger agreement with FPL Group, Inc. (FPL Group) in October 2006, which is discussed further in Note 15, we acquired certain rights relating to a wind development project in Western Maryland. In the second quarter of 2007, we elected not to make the additional investment that was required at that time to retain our rights in the project; therefore, we recorded a charge of $20.2 million pre-tax to write-off our investment in these development rights.

Workforce Reduction Costs

In June 2007, we approved a restructuring of the workforce at our Nine Mile Point nuclear facility related to the elimination of 23 positions. We recognized costs of $2.3 million pre-tax related to recording a liability for severance and other benefits under our existing benefit programs.

        The following table summarizes the status of this involuntary severance liability for Nine Mile Point at December 31, 2007:

(In millions)
Initial severance liability balance (1)	$2.6
Amounts recorded as pension and postretirement liabilities	(1.5)

Net cash severance liability	1.1
Cash severance payments	—
Other	—

Severance liability balance at December 31, 2007	$1.1

(1)
Includes $0.3 million to be reimbursed from co-owner.

Gain on Sales of Equity of CEP

In November 2006, CEP, a limited liability company formed by Constellation Energy completed an initial public offering of 5.2 million common units at $21 per unit. See details under 2006 Events later in this Note. In April 2007, CEP acquired 100% ownership of certain coalbed methane properties located in the Cherokee Basin in Kansas and Oklahoma. This acquisition was funded through CEP's sale of equity in which we did not participate.

        As a result of the April 2007 equity issuance by CEP, our ownership percentage in CEP fell below 50 percent. Therefore, during the second quarter of 2007, we deconsolidated CEP and began accounting for our investment using the equity method under Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock. We discuss the equity method of accounting in more detail in Note 1.

        In July and September 2007, CEP issued additional equity. In connection with our equity ownership in CEP, we recognize gains on CEP's equity issuances in the period that the equity is sold as common units or when converted to common units. The details of the 2007 CEP equity issuances, as well as the gains recognized by us, are summarized below:

	Units Issued	Price/ Unit	Proceeds to CEP	Pre-tax gain

	(In millions, except price/unit)
April 2007 Sale
Common units	2.2	$26.12	$58	$12.5
Class E units	0.1	25.84	2	0.4
July 2007 Sale
Common units	2.7	35.25	94	20.0
Class F units	2.6	35.25	92	11.2
September 2007 Sale
Common units	2.5	42.50	105	19.2

Discontinued operations

In the fourth quarter of 2006, we completed the sale of six natural gas-fired plants, including the High Desert facility, which was classified as discontinued operations. We recognized an after-tax loss of $0.3 million as a component of "Income (loss) from discontinued operations" for 2007 due to post-closing working capital and income tax adjustments. In addition, during 2007, we recognized an after-tax loss of $0.6 million relating to income tax adjustments arising from the June 2004 sale of a geothermal generating facility in Hawaii that was also previously classified as discontinued operations.

        Presented in the table below are the amounts related to discontinued operations that are included in "Income from discontinued operations" in our Consolidated Statements of Income:

	High Desert			Oleander			International Investments			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005

	(In millions)
Revenues	$—	$161.2	$163.7	$—	$—	$14.7	$—	$—	$228.1	$—	$161.2	$406.5
(Loss) income before income taxes	(2.4)	108.9	111.0	—	—	8.5	—	—	14.5	(2.4)	108.9	134.0
Net (loss) income	(0.3)	70.2	70.8	—	—	5.3	—	—	4.5	(0.3)	70.2	80.6
Pre-tax impairment charge	—	—	—	—	—	(4.8)	—	—	—	—	—	(4.8)
After-tax impairment charge	—	—	—	—	—	(3.0)	—	—	—	—	—	(3.0)
Pre-tax gain on sale	—	185.2	—	—	—	1.2	—	1.4	25.6	—	186.6	26.8
After-tax gain on sale	—	116.7	—	—	—	0.7	—	0.9	16.1	—	117.6	16.8
(Loss) income from discontinued operations, net of taxes	(0.3)	186.9	70.8	—	—	3.0	—	0.9	20.6	(0.3)	187.8	94.4

During 2007, we recognized an after-tax loss from discontinued operations of $(0.6) million, related to tax adjustments from the sale of Puna, a Hawaiian Geothermal facility, in 2004.

2006 Events

	Pre-Tax	After-Tax

	(In millions)
Gain on sale of gas-fired plants	$73.8	$47.1
Workforce reduction costs	(28.2)	(17.0)
Merger-related costs	(18.3)	(5.7)
Gain on initial public offering of CEP	28.7	17.9
Income from discontinued operations
High Desert	294.1	186.9
International investments	1.4	0.9

Total income from discontinued operations	295.5	187.8

Total other items	$351.5	$230.1

Sale of Gas-Fired Plants

In December 2006, we completed the sale of the following natural gas-fired plants owned by our merchant energy business:

Facility	Capacity (MW)	Unit Type	Location

High Desert	830	Combined Cycle	California
Rio Nogales	800	Combined Cycle	Texas
Holland	665	Combined Cycle	Illinois
University Park	300	Peaking	Illinois
Big Sandy	300	Peaking	West Virginia
Wolf Hills	250	Peaking	Virginia

        We sold these gas-fired plants for cash of $1.6 billion, and recognized a pre-tax gain on the sale of $259.0 million of which $73.8 million was included in "Gain on sale of gas-fired plants" and $185.2 million was included in "Income from discontinued operations" in our Consolidated Statements of Income.

        At the time of the agreement for sale, we evaluated these plants for classification as discontinued operations under SFAS No. 144. Discontinued operations classification only applies to assets held for sale that meet the definition of a component of an entity. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

        High Desert met the requirements to be classified as a discontinued operation because it had a power sales agreement for its full output, was determined to be a component of Constellation Energy, and had separately identifiable cash flows. The table above provides additional detail about the amounts recorded in "Income from discontinued operations" related to our High Desert facility.

        The remaining gas-fired plants were managed within our merchant business as a group or on a portfolio basis because they have aggregated risks, were hedged as a group, and generated joint cash flows. These gas-fired plants do not meet the requirements to be classified as discontinued operations. The results of operations for these gas-fired plants, as well as the $73.8 million pre-tax gain on sale, remain classified in continuing operations.

International Investments

In the fourth quarter of 2005, we completed the sale of Constellation Power International Investments, Ltd. (CPII). We recognized an after-tax gain of $0.9 million for the year ended December 31, 2006 due to the resolution of an outstanding contingency related to the sale. We discuss the details of the outstanding contingency later in this Note.

Workforce Reduction Costs

In March 2006, we approved a restructuring of the workforce at our Ginna nuclear facility. In connection with this restructuring, 32 employees were terminated. During the quarter ended March 31, 2006, we recognized costs of

$2.2 million pre-tax related to recording a liability for severance and other benefits under our existing benefit programs.

        We completed this workforce reduction effort in 2006. As a result, no involuntary severance liability was recorded at December 31, 2006.

        In July 2006, we announced a planned restructuring of the workforce at our Nine Mile Point nuclear facility. We recognized costs during the quarter ended September 30, 2006 of $15.1 million pre-tax related to the elimination of 126 positions associated with this restructuring. We also initiated a restructuring of the workforce at our Calvert Cliffs nuclear facility during the third quarter of 2006 and we recognized costs of $2.9 million pre-tax related to the elimination of 30 positions associated with this restructuring.

        In addition, we incurred a pre-tax settlement charge of $12.7 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. This charge reflects recognition of the portion of deferred actuarial gains and losses associated with employees who were terminated as part of the restructuring or retired in 2006 and who elected to receive their pension benefit in the form of a lump-sum payment. In accordance with SFAS No. 88, a settlement charge must be recognized when lump-sum payments exceed annual pension plan service and interest cost. The total SFAS No. 88 settlement charge incurred in 2006 includes a pre-tax charge of $8.0 million as a result of the Nine Mile Point restructuring. We discuss the settlement charges that we recorded during 2006 in Note 7.

        The following table summarizes the status of the involuntary severance liability for Nine Mile Point and Calvert Cliffs at December 31, 2007:

(In millions)
Initial severance liability balance	$19.6
Amounts recorded as pension and postretirement liabilities	(7.3)

Net cash severance liability	12.3
Cash severance payments	(11.0)
Other	—

Severance liability balance at December 31, 2007	$1.3

The severance liability above includes $1.6 million of costs that the joint owner of Nine Mile Point Unit 2 reimbursed us.

Merger-Related costs

We incurred costs during 2006 related to the proposed merger with FPL Group. The merger was terminated in October 2006. These costs totaled $18.3 million pre-tax for 2006. In addition, during 2006 we recognized tax benefits of $5.3 million on merger costs incurred in 2005 that were not considered deductible for income tax purposes until the termination of the merger in 2006. Our total pre-tax merger-related costs were $35.3 million. The termination of our merger agreement with FPL Group is discussed further in Note 15.

Initial Public Offering of CEP

In November 2006, CEP, a limited liability company formed by Constellation Energy, completed an initial public offering of 5.2 million common units at $21 per unit. The initial public offering resulted in cash proceeds of $101.3 million, after expenses associated with the offering, for Constellation Energy.

        As a result of the initial public offering of CEP, we recognized a pre-tax gain of $28.7 million, or $17.9 million after recording deferred taxes on the gain.

2005 Events

	Pre-Tax	After-Tax

	(In millions)
Merger-related costs	$(17.0)	$(15.6)
Workforce reduction costs	(4.4)	(2.6)
Income from discontinued operations
High Desert	111.0	70.8
International investments	40.1	20.6
Oleander	4.9	3.0

Total income from discontinued operations	156.0	94.4

Total other items	$134.6	$76.2

Merger-Related Costs

We incurred external costs associated with the execution of the agreement relating to our proposed merger with FPL Group. We discuss the terminated merger in more detail in Note 15.

Workforce Reduction Costs

As a result of the workforce reduction efforts initiated in 2004, in 2005 we were required to record a pre-tax settlement charge in our Consolidated Statements of Income of $4.4 million for one of our qualified pension plans under SFAS No. 88.

        In 2005, we completed the 2004 workforce reduction effort.

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

International Investments

In October 2005, we sold CPII. CPII held our other nonregulated international investments, which represented an interest in a Panamanian electric distribution company and an investment in a fund that holds interests in two South American energy projects. We received cash of $71.8 million and recognized a pre-tax gain of approximately $25.6 million, or $16.1 million after-tax. An additional $3.6 million of the sales price was contingent upon the collection of certain receivables by March 31, 2006. At December 31, 2005, we recognized approximately $2.2 million of this amount based on cash collections, which was included in the $25.6 million pre-tax gain. We recognized the remaining $1.4 million of contingent proceeds in 2006 once realization was assured beyond a reasonable doubt.

3 Information by Operating Segment

Our reportable operating segments are—Merchant Energy, Regulated Electric, and Regulated Gas:

  •
  Our merchant energy business is nonregulated and includes:
  –
  full requirements load-serving sales of energy and capacity to utilities, cooperatives, and commercial, industrial, and governmental customers,
  –
  structured transactions and risk management services for various customers (including hedging of output from generating facilities and fuel costs),
  –
  deployment of risk capital through portfolio management and trading activities,
  –
  gas retail energy products and services to commercial, industrial, and governmental customers,
  –
  fossil, nuclear, and interests in hydroelectric generating facilities and qualifying facilities, fuel processing facilities, and power projects in the United States,
  –
  upstream (exploration and production) and downstream (transportation and storage) natural gas operations,
  –
  coal sourcing and logistics services for the variable or fixed supply needs of global customers, and generation operations and maintenance and new nuclear development, including consulting services.

  •
  Our regulated electric business purchases, transmits, distributes, and sells electricity in Central Maryland.
  •
  Our regulated gas business purchases, transports, and sells natural gas in Central Maryland.

        Our remaining nonregulated businesses:

  •
  design, construct, and operate renewable energy, heating, cooling, and cogeneration facilities for commercial, industrial, and governmental customers throughout North America, and
  •
  provide home improvements, service electric and gas appliances, service heating, air conditioning, plumbing, electrical, and indoor air quality systems, and provide natural gas marketing to residential customers in Central Maryland.

        During 2006, we sold six of our gas-fired facilities. In addition, we own several investments that we do not consider to be core operations. These include financial investments and real estate projects. During 2005, we sold our other nonregulated international investments. We discuss the sales of our gas-fired plants and our international investments in more detail in Note 2.

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

	Reportable Segments
	Merchant Energy Business	Regulated Electric Business	Regulated Gas Business	Other Nonregulated Businesses	Eliminations	Consolidated

	(In millions)
2007
Unaffiliated revenues	$17,545.1	$2,455.6	$943.0	$249.5	$—	$21,193.2
Intersegment revenues	1,199.4	0.1	19.8	0.3	(1,219.6)	—

Total revenues	18,744.5	2,455.7	962.8	249.8	(1,219.6)	21,193.2
Depreciation, depletion, and amortization	269.9	187.4	46.8	53.7	—	557.8
Fixed charges	86.9	107.6	30.9	8.6	71.6	305.6
Income tax expense (benefit)	332.7	64.6	22.8	8.2	—	428.3
Income from discontinued operations	(0.9)	—	—	—	—	(0.9)
Net income (a)	678.3	97.9	28.8	16.5	—	821.5
Segment assets	16,151.1	4,378.4	1,293.6	458.6	(336.0)	21,945.7
Capital expenditures	1,178.0	340.0	62.0	85.0	—	1,665.0
2006
Unaffiliated revenues	$16,048.2	$2,115.9	$890.0	$230.8	$—	$19,284.9
Intersegment revenues	1,118.0	—	9.5	0.2	(1,127.7)	—

Total revenues	17,166.2	2,115.9	899.5	231.0	(1,127.7)	19,284.9
Depreciation, depletion, and amortization	258.7	181.5	46.0	37.7	—	523.9
Fixed charges	191.7	86.9	28.9	10.5	10.7	328.7
Income tax expense (benefit)	250.2	78.0	27.0	(4.2)	—	351.0
Income from discontinued operations	186.9	—	—	0.9	—	187.8
Net income (b)	767.0	120.2	37.0	12.2	—	936.4
Segment assets	16,387.3	3,783.2	1,252.8	887.8	(509.5)	21,801.6
Capital expenditures	768.0	297.0	63.0	21.0	—	1,149.0
2005
Unaffiliated revenues	$13,763.1	$2,036.5	$961.7	$207.0	$—	$16,968.3
Intersegment revenues	859.3	—	11.1	—	(870.4)	—

Total revenues	14,622.4	2,036.5	972.8	207.0	(870.4)	16,968.3
Depreciation, depletion and amortization	250.4	185.8	46.6	40.2	—	523.0
Fixed charges	178.0	80.3	26.4	10.0	15.5	310.2
Income tax expense (benefit)	41.7	101.2	21.2	(0.2)	—	163.9
Income from discontinued operations	73.8	—	—	20.6	—	94.4
Cumulative effects of changes in accounting principles	(7.4)	—	—	0.2	—	(7.2)
Net income (c)	425.8	149.4	26.7	21.2	—	623.1
Segment assets	16,620.4	3,424.4	1,222.5	476.1	(269.5)	21,473.9
Capital expenditures	709.0	241.0	50.0	32.0	—	1,032.0
(a)
Our merchant energy business recognized an after-tax loss of $12.2 million related to a cancelled wind development project, an after-tax gain of $39.2 million on sales of CEP equity, and an after-tax charge of $1.4 million for workforce reduction costs as described in more detail in Note 2.

(b)
Our merchant energy business recognized an after-tax gain of $47.1 million on sale of gas-fired plants and an after-tax gain of $17.9 million on the initial public offering of CEP as discussed in more detail in Note 2. Our merchant energy business, our regulated electric business, our regulated gas business, and our other nonregulated businesses recognized after-tax charges of $21.3 million, $0.8 million, $0.4 million, and $0.2 million for merger-related costs and workforce reduction costs as described in more detail in Note 2.

(c)
Our merchant energy business, our regulated electric business, our regulated gas business, and our other nonregulated businesses recognized after-tax charges of $13.0 million, $3.7 million, $1.3 million, and $0.2 million for merger-related costs and workforce reduction costs as described in more detail in Note 2.

4 Investments

Investments in Qualifying Facilities and Power Projects, CEP, and Joint Ventures

Qualifying Facilities and Power Projects

Our merchant energy business holds up to a 50% voting interest in 24 operating domestic energy projects that consist of electric generation, fuel processing, or fuel handling facilities. Of these 24 projects, 17 are "qualifying facilities" that receive certain exemptions and pricing under the Public Utility Regulatory Policies Act of 1978 based on the facilities' energy source or the use of a cogeneration process.

CEP

In November 2006, CEP, a limited liability company formed by our merchant energy business, completed an initial public offering. As of December 31, 2006, we owned approximately 54% of CEP and consolidated CEP. During the second quarter of 2007, CEP issued additional equity to the public and our ownership percentage fell below 50%. Therefore, we deconsolidated CEP and began accounting for our investment using the equity method under Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock. As of December 31, 2007, we hold a 28.5% voting interest in CEP.

Joint Ventures

In December 2006, we formed a shipping joint venture in which our merchant energy business has a 50% ownership interest. The joint venture will own and operate six freight ships. In 2007, we made cash contributions of approximately $57 million to the joint venture.

        In August 2007, we formed a joint venture, UniStar Nuclear Energy, LLC (UNE) with an affiliate of Electricite de France, SA (EDF). We have a 50% ownership interest in this joint venture to develop, own, and operate new nuclear projects in the United States and Canada. The agreement with EDF includes a phased-in investment of $625 million by EDF in UNE. In 2007, EDF invested $350 million in UNE, and we contributed the new nuclear line of businesses we have developed over the past two years, which included assets with a book value of $48.7 million and the right to develop possible new nuclear projects at our existing nuclear plant locations. Upon reaching certain licensing milestones, EDF will contribute up to an additional $275 million in UNE.

        As of December 31, 2007, UNE's capitalized construction work in progress was approximately $135 million. In the event that our portion of any losses incurred by UNE exceed our investment, we will continue to record those losses in earnings unless it is determined that UNE will cease operations and is subsequently dissolved.

        Investments in qualifying facilities, domestic power projects, joint ventures and CEP consist of the following:

At December 31,	2007	2006

	(In millions)
Qualifying facilities and domestic power projects:
Coal	$119.6	$125.7
Hydroelectric	54.7	55.1
Geothermal	37.6	40.5
Biomass	43.6	46.6
Fuel Processing	26.8	33.7
Solar	7.0	7.0
CEP	143.0	—
Joint Ventures:
Shipping JV	56.6	—
UNE	52.2	—
Other	1.1	—

Total	$542.2	$308.6

        Investments in qualifying facilities, domestic power projects, CEP and joint ventures were accounted for under the following methods:

At December 31,	2007	2006

	(In millions)
Equity method	$535.2	$301.6
Cost method	7.0	7.0

Total	$542.2	$308.6

        Our percentage voting interests in these investments accounted for under the equity method range from 16% to 50%. Equity in earnings of these investments was $8.3 million in 2007, $13.8 million in 2006, and $3.6 million in 2005.

Investments Classified as Available-for-Sale

We classify the following investments as available-for-sale:

  •
  nuclear decommissioning trust funds,
  •
  marketable equity securities, and
  •
  trust assets securing certain executive benefits.

        This means we do not expect to hold them to maturity, and we do not consider them trading securities.

        We show the fair values, gross unrealized gains and losses, and book value basis for all of our available-for-sale securities in the following tables. We use specific identification to determine cost in computing realized gains and losses.

At December 31, 2007	Book Value	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Marketable equity securities	$819.9	$266.3	$(0.2)	$1,086.0
Corporate debt and U.S. treasuries	224.5	5.4	—	229.9
State municipal bonds	48.3	2.5	—	50.8

Totals	$1,092.7	$274.2	$(0.2)	$1,366.7

At December 31, 2006	Book Value	Unrealized Gains	Unrealized Losses	Fair Value

	(In millions)
Marketable equity securities	$811.0	$221.1	$(3.3)	$1,028.8
Corporate debt and U.S. treasuries	160.1	1.9	(0.3)	161.7
State municipal bonds	68.1	5.4	(0.2)	73.3

Totals	$1,039.2	$228.4	$(3.8)	$1,263.8

        In addition to the above securities, the nuclear decommissioning trust funds included $11.7 million at December 31, 2007 and $24.1 million at December 31, 2006 of cash and cash equivalents.

        The preceding tables include $256.7 million in 2007 of net unrealized gains and $206.1 million in 2006 of net unrealized gains associated with the nuclear decommissioning trust funds that are reflected as a change in the nuclear decommissioning trust funds in our Consolidated Balance Sheets.

        Our available-for-sale investments in our nuclear decommissioning trust funds are managed by third parties who have independent discretion over the purchases and sales of securities. Effective January 1, 2007, we recognize impairments for any of these investments for which the fair value declines below our book value. In 2007, we recognized $8.5 million pre-tax of impairment losses on our nuclear decommissioning trust investments.

        Prior to 2007, we had unrealized losses relating to certain available-for-sale investments in our nuclear decommissioning trust funds that we considered to be temporary in nature and, therefore, we did not recognize an impairment for any security with an unrealized loss. We show the fair values and unrealized losses of our investments that were in a loss position at December 31, 2006 and were not impaired in the table below.

At December 31, 2006
	Less than 12 months		12 months or more		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In millions)
Marketable equity securities	$9.5	$(0.8)	$12.4	$(1.7)	$21.9	$(2.5)
Corporate debt and U.S. treasuries	10.3	—	23.7	(0.3)	34.0	(0.3)
State municipal bonds	4.8	—	14.0	(0.2)	18.8	(0.2)

Total temporarily impaired securities	$24.6	$(0.8)	$50.1	$(2.2)	$74.7	$(3.0)

        Gross and net realized gains and losses on available-for-sale securities were as follows:

Year ended December 31,	2007	2006	2005

	(In millions)
Gross realized gains	$33.5	$13.3	$12.3
Gross realized losses	(30.9)	(13.0)	(9.3)

Net realized gains	$2.6	$0.3	$3.0

        Gross realized losses for 2007 include an $8.5 million pre-tax other than temporary impairment (as explained above) for investments whose fair value declined below their book value.

        The corporate debt securities, U.S. Government agency obligations, and state municipal bonds mature on the following schedule:

At December 31, 2007

(In millions)
Less than 1 year	$10.9
1-5 years	97.4
5-10 years	74.5
More than 10 years	97.9

Total maturities of debt securities	$280.7

Investments in Variable Interest Entities

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

        BGE has determined that BondCo is a variable interest entity for which it is also the primary beneficiary. As a result, BGE consolidated BondCo. We discuss the consolidation method of accounting in more detail in Note 1.

Unconsolidated Variable Interest Entities

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

        We discuss the nature of our involvement with the power contract monetization VIEs in the Customer Contract Restructuring section below.

        The following is summary information available as of December 31, 2007 about the VIEs in which we have a significant interest, but are not the primary beneficiary:

	Power Contract Monetization VIEs	All Other VIEs	Total

	(In millions)
Total assets	$736.6	$358.1	$1,094.7
Total liabilities	583.2	195.6	778.8
Our ownership interest	—	46.1	46.1
Other ownership interests	153.4	116.4	269.8
Our maximum exposure to loss	56.5	158.0	214.5

        The maximum exposure to loss represents the loss that we would incur in the unlikely event that our interests in all of these entities were to become worthless and we were required to fund the full amount of all guarantees associated with these entities. Our maximum exposure to loss as of December 31, 2007 consists of the following:

  •
  outstanding receivables, loans, and letters of credit totaling $166.4 million,
  •
  the carrying amount of our investment totaling $46.1 million, and
  •
  debt and performance guarantees totaling $2.0 million.

        We assess the risk of a loss equal to our maximum exposure to be remote.

Customer Contract Restructuring

In March 2005, our merchant energy business closed a transaction in which we assumed from a counterparty two power sales contracts with existing VIEs. Under the contracts, we sell power to the VIEs which, in turn, sell that power to an electric distribution utility through 2013.

        The VIEs previously were created by the counterparty to issue debt in order to monetize the value of the original contracts to purchase and sell power. The difference between the contract prices at which the VIEs purchase and sell power is used to service the debt of the VIEs, which totaled $558 million at December 31, 2007.

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

        The table below summarizes the transaction and the net cash received at closing:

(In millions)
Gross compensation from original power sales contracts counterparty equal to fair value of power sales contracts at closing	$308.5
Settlement of existing derivative liabilities	(68.5)
Third-party loan secured by equity in VIE	(82.8)

Net cash received at closing	$157.2

        We recorded the closing of this transaction in our financial statements as follows:

	Balance Sheet	Cash Flows

Fair value of power sales contracts assumed (designated as cash-flow hedge)	Derivative liabilities	Financing cash inflow
Settlement of existing derivative liabilities	Derivative liabilities	Operating cash outflow
Third-party loan	Other assets	Investing cash outflow

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

5 Intangible Assets

Goodwill

Goodwill is the excess of the cost of an acquisition over the fair value of the net assets acquired. Our goodwill balance is primarily related to our merchant energy business acquisitions. The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

2007	Balance at January 1,	Goodwill Acquired	Other(a)	Balance at December 31,

	(In millions)
Goodwill	$157.6	$103.4	$0.3	$261.3

2006	Balance at January 1,	Goodwill Acquired	Other(a)	Balance at December 31,

	(In millions)
Goodwill	$147.1	$11.1	$(0.6)	$157.6

        (a) Other represents purchase price adjustments.

        Goodwill is not amortized; rather, it is evaluated for impairment at least annually. We evaluated our goodwill in 2007 and 2006 and determined that it was not impaired. For tax purposes, $227.6 million of our goodwill balance is deductible.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category are as follows:

At December 31,	2007			2006

	Gross Carrying Amount	Accumul- ated Amortiz- ation	Net Asset	Gross Carrying Amount	Accumul- ated Amortiz- ation	Net Asset

	(In millions)
Software	$494.0	$(232.3)	$261.7	$392.3	$(182.6)	$209.7
Permits and licenses	62.3	(8.0)	54.3	60.4	(5.9)	54.5
Operating manuals and procedures	38.6	(8.4)	30.2	38.5	(7.1)	31.4
Other	26.8	(19.9)	6.9	26.3	(17.2)	9.1

Total	$621.7	$(268.6)	$353.1	$517.5	$(212.8)	$304.7

BGE had intangible assets with a gross carrying amount of $194.1 million and accumulated amortization of $124.4 million at December 31, 2007 and $191.3 million and accumulated amortization of $109.2 million at December 31, 2006 that are included in the table above. Substantially all of BGE's intangible assets relate to software.

        We recognized amortization expense related to our intangible assets as follows:

Year Ended December 31,	2007	2006	2005

	(In millions)
Nonregulated businesses	$51.9	$37.2	$30.6
BGE	20.2	18.6	26.3

Total Constellation Energy	$72.1	$55.8	$56.9

        The following is our, and BGE's, estimated amortization expense for 2008 through 2012 for the intangible assets included in our, and BGE's, Consolidated Balance Sheets at December 31, 2007:

Year Ended December 31,	2008	2009	2010	2011	2012

	(In millions)
Estimated amortization expense—Nonregulated businesses	$61.4	$60.2	$53.9	$48.3	$37.2
Estimated amortization expense—BGE	18.3	15.0	13.1	10.9	6.1

Total estimated amortization expense—Constellation Energy	$79.7	$75.2	$67.0	$59.2	$43.3

Unamortized Energy Contracts

As discussed in Note 1, unamortized energy contract assets and liabilities represent the remaining unamortized balance of nonderivative energy contracts acquired or derivatives designated as normal purchases and normal sales, which we previously recorded as derivative assets and liabilities.

        During 2007, we acquired several pre-existing power-related contracts that had been originated by other parties in prior periods when market prices were lower than current levels. The net proceeds received in this transaction were primarily recorded as a net liability in "Unamortized energy contracts."

        We present separately in our Consolidated Balance Sheets the net unamortized energy contract assets and liabilities for these contracts. The table below presents the gross and net carrying amount and accumulated amortization of the net liability that we have recorded in our Consolidated Balance Sheets:

At December 31	2007			2006

	Carrying Amount	Accumul- ated Amortiz- ation	Net Liability	Carrying Amount	Accumul- ated Amortiz- ation	Net Liability

	(In millions)
Unamortized energy contracts, net	$(2,290.0)	$889.5	$(1,400.5)	$(1,642.0)	$464.5	$(1,177.5)

        The table below presents the estimated net favorable impact on our operating results for the amortization for these assets and liabilities over the next five-years:

Year Ended December 31,	2008	2009	2010	2011	2012

	(In millions)
Estimated amortization	$358.9	$308.8	$289.4	$84.4	$79.3

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

        We summarize regulatory assets and liabilities in the following table, and we discuss each of them separately below.

At December 31,	2007	2006

	(In millions)
Deferred fuel costs
Rate stabilization deferral	$593.4	$326.9
Other	19.4	37.8
Electric generation-related regulatory asset	135.9	154.8
Net cost of removal	(182.3)	(161.3)
Income taxes recoverable through future rates (net)	63.9	67.1
Deferred postretirement and postemployment benefit costs	16.1	19.3
Deferred environmental costs	8.9	10.0
Workforce reduction costs	2.4	4.9
Other (net)	(6.6)	(8.0)

Total regulatory assets (net)	651.1	451.5
Less: Current portion of regulatory assets
(net)	74.9	62.5

Long-term portion of regulatory assets
(net)	$576.2	$389.0

Deferred Fuel Costs

Rate Stabilization Deferral

In June 2006, Senate Bill 1 was enacted in Maryland and imposed a rate stabilization measure that capped rate increases by BGE for residential electric customers at 15% from July 1, 2006 to May 31, 2007. As a result, BGE recorded a regulatory asset on its Consolidated Balance Sheets equal to the difference between the costs to purchase power and the revenues collected from customers, as well as related carrying charges based on short-term interest rates from July 1, 2006 to May 31, 2007. In addition, as required by Senate Bill 1, the Maryland PSC approved a plan that allowed residential electric customers the option to further defer the transition to market rates from June 1, 2007 to January 1, 2008. Customers participating in the deferral from June 1, 2007 to December 31, 2007 will repay the deferred charges without interest. During 2007 and 2006, BGE deferred $306.4 million and $326.9 million, respectively, of electricity purchased for resale expenses and carrying charges, if applicable, as a regulatory asset related to the rate stabilization plans. During 2007, BGE recovered $39.2 million of electricity purchased for resale expenses and carrying charges related to the rate stabilization plan regulatory asset. BGE began amortizing the regulatory asset to earnings over a period not to exceed ten years when collection from customers began in June 2007.

Other

As described in Note 1, deferred fuel costs are the difference between our actual costs of purchased energy and our fuel rate revenues collected from customers. We reduce deferred fuel costs as we collect them from our customers and increase deferred fuel costs when we refund them to our customers.

        We exclude deferred fuel costs from rate base because their existence is relatively short-lived. These costs are recovered in the following year through our fuel rates.

Electric Generation-Related Regulatory Asset

As a result of the deregulation of electric generation, BGE ceased to meet the requirements for the application of SFAS No. 71 for the previous electric generation portion of its business. In accordance with SFAS No. 101, Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71, and EITF 97-4, Deregulation of the Pricing of Electricity—Issues Related to the Application of FASB Statements No. 71 and 101, BGE wrote-off all of its individual, generation-related regulatory assets and liabilities. BGE established a single, generation-related regulatory asset to be collected through its regulated transmission and distribution business, which is being amortized on a basis that approximates the pre-existing individual regulatory asset amortization schedules.

        A portion of this regulatory asset represents income taxes recoverable through future rates that do not earn a regulated rate of return. These amounts were $81.1 million as of December 31, 2007 and $89.4 million as of December 31, 2006. We will continue to amortize this amount through 2017.

        Another portion of this regulatory asset represents the decommissioning and decontamination fund payment for federal uranium enrichment facilities that do not earn a regulated rate of return on the rate base investment. These amounts were $2.3 million at December 31, 2007 and $5.5 million at December 31, 2006. Prior to the deregulation of electric generation, these costs were recovered through the electric fuel rate mechanism, and were excluded from rate base. We will continue to amortize this amount through 2008.

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

        BGE is required by the Maryland PSC to use the group depreciation method, including cost of removal, under regulatory accounting. For ratemaking purposes, net cost of removal is a component of depreciation expense and the related accumulated depreciation balance is included as a net reduction to BGE's rate base investment. For financial reporting purposes, BGE continues to accrue for the future cost of removal for its regulated gas and electric assets by increasing its regulatory liability. This liability is relieved when actual removal costs are incurred.

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

Deferred Environmental Costs

Deferred environmental costs are the estimated costs of investigating and cleaning up contaminated sites we own. We discuss this further in Note 12. We amortized $21.6 million of these costs (the amount we had incurred through October 1995) and are amortizing $6.4 million of these costs (the amount we incurred from November 1995 through June 2000) over 10-year periods in accordance with the Maryland PSC's orders. We applied for and received rate relief for an additional $5.4 million of clean-up costs incurred during the period from July 2000 through November 2005. These costs are being amortized over a 10-year period that began in January 2006.

Workforce Reduction Costs

The portions of the costs associated with our Voluntary Special Early Retirement Program and workforce reduction programs that relate to BGE's gas business are deferred as regulatory assets in accordance with the Maryland PSC's orders in prior rate cases. As a result of a 2005 gas base rate case, the remaining regulatory assets associated with workforce reductions totaling $7.3 million as of December 31, 2005 are being amortized over a 3-year period that began in January 2006. These remaining regulatory assets were previously amortized over 5-year periods beginning in January and February 2002.

Other (Net)

Other regulatory assets are comprised of a variety of current assets and liabilities that do not earn a regulatory rate of return due to their short-term nature.

7 Pension, Postretirement, Other Postemployment, and Employee Savings Plan Benefits

We offer pension, postretirement, other postemployment, and employee savings plan benefits. BGE employees participate in the benefit plans that we offer. We describe each of our plans separately below. Nine Mile Point offers its own pension, postretirement, other postemployment, and employee savings plan benefits to its employees. The benefits for Nine Mile Point are included in the tables beginning below.

        We use a December 31 measurement date for our pension, postretirement, other postemployment, and employee savings plans. The following table summarizes our defined benefit liabilities and their classification in our Consolidated Balance Sheets:

At December 31,	2007	2006

	(In millions)
Pension benefits	$385.7	$468.6
Postretirement benefits	421.5	441.5
Postemployment benefits	66.3	57.0

Total defined benefit obligations	873.5	967.1
Less: Amount recorded in other current liabilities	44.9	38.8

Total noncurrent defined benefit obligations	$828.6	$928.3

Pension Benefits

We sponsor several defined benefit pension plans for our employees. These include basic qualified plans that most employees participate in and several non-qualified plans that are available only to certain employees. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. Employees do not contribute to these plans. Generally, we calculate the benefits under these plans based on age, years of service, and pay.

        Sometimes we amend the plans retroactively. These retroactive plan amendments require us to recalculate benefits related to participants' past service. We amortize the change in the benefit costs from these plan amendments on a straight-line basis over the average remaining service period of active employees.

        We fund the qualified plans by contributing at least the minimum amount required under IRS regulations. We calculate the amount of funding using an actuarial method called the projected unit credit cost method. The assets in all of the plans at December 31, 2007 and 2006 were mostly marketable equity and fixed income securities.

Postretirement Benefits

We sponsor defined benefit postretirement health care and life insurance plans that cover the majority of our employees. Generally, we calculate the benefits under these plans based on age, years of service, and pension benefit levels or final base pay. We do not fund these plans. For nearly all of the health care plans, retirees make contributions to cover a portion of the plan costs. For the life insurance plan, retirees do not make contributions to cover a portion of the plan costs.

        Effective in 2002, we amended our postretirement medical plans for all subsidiaries other than Nine Mile Point. Our contributions for retiree medical coverage for future retirees who were under the age of 55 on January 1, 2002 are capped at the 2002 level. We also amended our plans to increase the Medicare eligible retirees' share of medical costs.

        In 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). This legislation provides a prescription drug benefit for Medicare beneficiaries, a benefit that we provide to our Medicare eligible retirees. Our actuaries concluded that prescription drug benefits available under our postretirement medical plan are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act. This subsidy reduced our 2007 Accumulated Postretirement Benefit Obligation by $40.8 million and our 2007 postretirement medical payments by $2.7 million.

Liability Adjustments

Our pension accumulated benefit obligation has exceeded the fair value of our plan assets since 2001. At December 31, 2007 and 2006, our pension obligations were greater than the fair value of our plan assets for our qualified and our nonqualified pension plans as follows:

	Qualified Plans
At December 31, 2007	Nine Mile	Other	Non-Qualified Plans	Total

	(In millions)
Accumulated benefit obligation	$98.0	$1,332.2	$69.7	$1,499.9
Fair value of assets	78.6	1,179.9	—	1,258.5

Unfunded obligation	$19.4	$152.3	$69.7	$241.4

	Qualified Plans
			Non-Qualified Plans
At December 31, 2006	Nine Mile	Other		Total

	(In millions)
Accumulated benefit obligation	$107.5	$1,306.0	$63.8	$1,477.3
Fair value of assets	54.6	1,106.6	—	1,161.2

Unfunded obligation	$52.9	$199.4	$63.8	$316.1

        We were required to remeasure the additional minimum pension liability prior to calculating the impact of adopting SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 106 and 132(R), on December 31, 2006. We recorded additional minimum pension liability adjustments through December 31, 2006 as follows:

	Increase (Decrease)

			Accumulated Other Comprehensive Loss
	Pension Liability Adjustment
		Intangible Asset *
			Pre-tax	After-tax

	(In millions)
Cumulative through 2004	$359.6	$40.6	$(319.0)	$(192.8)
2005	121.4	(6.1)	(127.5)	(77.1)
2006	(131.1)	(5.9)	125.2	75.6

Total	$349.9	$28.6	$(321.3)	$(194.3)

*  Included in "Other assets" in our Consolidated Balance Sheets.

        Under SFAS No. 158, we are required to reflect the funded status of our pension plans in terms of the projected benefit obligation, which is higher than the accumulated benefit obligation because it includes the impact of expected future compensation increases on the pension obligation. In addition, SFAS No. 158 requires us to reflect the funded status of our postretirement benefits in terms of the accumulated postretirement benefit obligation.

        Upon adoption of SFAS No. 158, we reversed the intangible asset associated with the minimum pension liability adjustment above, increased our pension and postretirement liabilities, and reduced equity. The following table summarizes the impact of SFAS No. 158 adjustments recorded at December 31, 2007 and 2006:

	Increase (Decrease)
				Accumulated Other Comprehensive (Income) Loss
		Postretirement Benefit Liability
	Pension Liability		Intangible Asset
				Pre-tax	After-tax

	(In millions)
December 31, 2007 (1)	$3.1	$(22.5)	$—	$19.4	$11.6

December 31, 2006	$152.5	$99.7	$(28.6)	$(280.8)	$(169.5)

(1)
Amounts primarily reflect net impact of 2007 actuarial gains and losses.

Obligations and Assets

As a result of workforce reduction initiatives in the generation business, pension and postretirement special termination benefits were recorded in 2007 and 2006. We discuss the workforce reduction initiatives further in Note 2.

        We show the change in the benefit obligations and plan assets of the pension and postretirement benefit plans in the following tables. Postretirement benefit plan amounts are presented net of expected reimbursements under Medicare Part D.

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

	(In millions)
Change in benefit obligation (1)
Benefit obligation at January 1	$1,629.8	$1,678.6	$441.5	$460.4
Service cost	49.4	49.0	6.5	7.7
Interest cost	94.7	89.3	24.4	23.7
Plan participants' contributions	—	—	8.7	8.3
Actuarial (gain) loss	(27.6)	(49.1)	(22.3)	(27.1)
Special termination benefits	1.2	4.2	0.3	3.5
Benefits paid (2) (3)	(103.3)	(142.2)	(37.6)	(35.0)

Benefit obligation at December 31	$1,644.2	$1,629.8	$421.5	$441.5

(1)
Amounts reflect projected benefit obligation for pension benefits and accumulated postretirement benefit obligation for postretirement benefits.
(2)
Pension benefits paid include annuity payments, lump-sum distributions, and transfers to nonqualified deferred compensation plans.
(3)
Postretirement benefits paid are net of Medicare Part D reimbursements.

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

	(In millions)
Change in plan assets
Fair value of plan assets at January 1	$1,161.2	$1,107.1	$—	$—
Actual return on plan assets	71.3	141.1	—	—
Employer contribution(1)	129.3	55.2	28.9	26.7
Plan participants' contributions	—	—	8.7	8.3
Benefits paid(2) (3)	(103.3)	(142.2)	(37.6)	(35.0)

Fair value of plan assets at December 31	$1,258.5	$1,161.2	$—	$—

(1)
Includes benefit payments for unfunded plans.
(2)
Pension benefits paid include annuity payments, lump-sum distributions, and transfers to nonqualified deferred compensation plans.
(3)
Postretirement benefits paid are net of Medicare Part D reimbursements.

Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income

We show the components of net periodic pension benefit cost in the following table:

Year Ended December 31,	2007	2006	2005

	(In millions)
Components of net periodic pension benefit cost
Service cost	$49.4	$49.0	$44.8
Interest cost	94.7	89.3	83.9
Expected return on plan assets	(102.6)	(96.6)	(100.2)
Amortization of unrecognized prior service cost	5.2	5.7	5.7
Recognized net actuarial loss	32.7	37.3	25.1
Amount capitalized as construction cost	(11.7)	(13.4)	(7.4)

Net periodic pension benefit cost (1)	$67.7	$71.3	$51.9

(1)
Net periodic pension benefit cost excludes SFAS No. 88 termination benefits of $1.2 million in 2007, SFAS No. 88 settlement charge of $12.7 million and termination benefits of $4.2 million in 2006, and SFAS No. 88 settlement charge of $4.4 million in 2005. BGE's portion of our net periodic pension benefit costs, excluding amount capitalized, was $21.8 million in 2007, $25.0 million in 2006, and $15.0 million in 2005. The vast majority of our retirees are BGE employees.

        We show the components of net periodic postretirement benefit cost in the following table:

Year Ended December 31,	2007	2006	2005

	(In millions)
Components of net periodic postretirement benefit cost
Service cost	$6.5	$7.7	$7.6
Interest cost	24.4	23.7	23.8
Amortization of transition obligation	2.1	2.1	2.1
Recognized net actuarial loss	4.1	6.6	6.4
Amortization of unrecognized prior service cost	(3.5)	(3.5)	(3.5)
Amount capitalized as construction cost	(7.7)	(8.2)	(7.7)

Net periodic postretirement benefit cost (1)	$25.9	$28.4	$28.7

(1)
Net periodic postretirement benefit cost excludes SFAS No. 106 termination benefits of $0.3 million in 2007 and $3.5 million in 2006. BGE's portion of our net periodic postretirement benefit cost, excluding amounts capitalized, was $15.5 million in 2007, $16.6 million in 2006, and $17.4 million in 2005.

        As a result of adopting SFAS No. 158, the following is a summary of amounts we have recorded in "Accumulated other comprehensive income" and of expected amortization of those amounts over the next twelve months:

					Expected Amortiz- ation Next 12 Months
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

	(In millions)
Unrecognized actuarial loss	$445.9	$475.7	$90.2	$116.6	$30.6
Unrecognized prior service cost	21.4	26.7	(26.2)	(29.7)	1.4
Unrecognized transition obligation	—	—	10.7	12.8	2.1

Total	$467.3	$502.4	$74.7	$99.7	$34.1

Expected Cash Benefit Payments

The pension and postretirement benefits we expect to pay in each of the next five calendar years and in the aggregate for the subsequent five years are shown below. These estimated benefits are based on the same assumptions used to measure the benefit obligation at December 31, 2007, but include benefits attributable to estimated future employee service.

		Postretirement Benefits
	Pension Benefits*	Before Medicare Part D	Subsidy	After Medicare Part D

	(In millions)
2008	$107.2	$31.2	$(2.4)	$28.8
2009	102.3	32.3	(2.6)	29.7
2010	115.9	33.0	(2.8)	30.2
2011	108.4	33.6	(2.9)	30.7
2012	121.8	33.9	(3.1)	30.8
2013-2017	763.4	178.6	(16.2)	162.4

* Excludes transfers to nonqualified deferred compensation plans

Assumptions

We made the assumptions below to calculate our pension and postretirement benefit obligations and periodic cost.

	Pension Benefits		Postretirement Benefits		Assumption Impacts Calculation of
	2007	2006	2007	2006

Discount rate	6.25%	6.00%	6.25%	6.00%	Benefit Obligation and Periodic Cost
Expected return on plan assets	8.75	8.75	N/A	N/A	Periodic Cost
Rate of compensation increase	4.0	4.0	4.0	4.0	Benefit Obligation and Periodic Cost

        Our discount rate is based on a bond portfolio analysis of high quality corporate bonds whose maturities match our expected benefit payments. Our 8.75% overall expected long-term rate of return on plan assets reflects our long-term investment strategy in terms of asset mix targets and expected returns for each asset class.

        Annual health care inflation rate assumptions also impact the calculation of our postretirement benefit obligation and periodic cost. We assumed the following health care inflation rates to produce average claims by year as shown below:

At December 31,	2007	2006

Next year	9.0%	8.5%
Following year	8.0%	8.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate reached	2014	2014

        A one-percent increase in the health care inflation rate from the assumed rates would increase the accumulated postretirement benefit obligation by approximately $29 million as of December 31, 2007 and would increase the combined service and interest costs of the postretirement benefit cost by approximately $2 million annually.

        A one-percent decrease in the health care inflation rate from the assumed rates would decrease the accumulated postretirement benefit obligation by approximately $25 million as of December 31, 2007 and would decrease the combined service and interest costs of the postretirement benefit cost by approximately $2 million annually.

Qualified Pension Plan Assets

The asset allocations for our qualified pension plans were as follows:

At December 31,	2007	2006

Equity securities	62%	64%
Debt securities	31	28
Other	7	8

Total	100%	100%

        The category "Other" primarily represents investments in financial limited partnerships. Our long-term pension plan investment strategy is to seek an asset mix of 58% equity, 30% fixed income, and 12% other investments. We rebalance our portfolio periodically when the sum of equity and other investments differs from 70% by three percentage points or more, we change an outside investment advisor, or we make contributions to the trust.

        We determine expected return on plan assets using a market-related value of plan assets that recognizes asset gains and losses ratably over a five-year period.

Contributions and Benefit Payments

We contributed $125 million to our qualified pension plans in March 2007, even though there was no IRS required minimum contribution in 2007. We expect to contribute $76 million to our pension plans in 2008. Our non-qualified pension plans and our postretirement benefit programs are not funded. We estimate that we will incur approximately $8 million in pension benefits for our non-qualified pension plans and approximately $29 million for retiree health and life insurance costs net of Medicare Part D during 2008.

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

        We recognized expense associated with our other postemployment benefits of $16.7 million in 2007, $9.6 million in 2006, and $9.2 million in 2005. BGE's portion of expense associated with other postemployment benefits was $10.2 million in 2007, $5.6 million in 2006, and $5.4 million in 2005.

        We assumed the discount rate for other postemployment benefits to be 5.25% in 2007 and 5.50% in 2006. This assumption impacts the calculation of our other postemployment benefit obligation and periodic cost.

Employee Savings Plan Benefits

We sponsor defined contribution savings plans that are offered to all eligible employees. The savings plans are qualified 401(k) plans under the Internal Revenue Code. In a defined contribution plan, the benefits a participant is to receive result from regular contributions to a participant account. Matching contributions to participant accounts are made under these plans. Matching contributions to these plans were as follows:

Year Ended December 31,	2007	2006	2005

	(In millions)
Nonregulated businesses	$16.1	$14.6	$13.5
BGE	5.8	5.4	5.1

Total Constellation Energy	$21.9	$20.0	$18.6

8 Credit Facilities and Short-Term Borrowings

Our short-term borrowings may include bank loans, commercial paper, and bank lines of credit. Short-term borrowings mature within one year from the date of issuance. We pay commitment fees to banks for providing us lines of credit. When we borrow under the lines of credit, we pay market interest rates.

Constellation Energy

Constellation Energy had a committed bank line of credit under a five-year credit facility, expiring in July 2012, of $3.85 billion and a one year $250.0 million credit facility at December 31, 2007 for short-term financial needs.

        We enter into these facilities to ensure adequate liquidity to support our operations. Currently, we use the facilities to issue letters of credit primarily for our merchant energy business. Additionally, we can borrow directly from the banks or use the facilities to allow the issuance of commercial paper.

        These facilities can issue letters of credit up to approximately $4.1 billion. Letters of credit issued under this facility totaled $1.8 billion at December 31, 2007. At December 31, 2006, letters of credit issued under previous credit facilities that were replaced with the five-year facility in 2007 totaled $1.6 billion. The increase in letters of credit issued is primarily due to changes in collateral requirements with counterparties as a result of commodity price changes.

        In addition, Constellation Energy had $14.0 million of short-term borrowings outstanding at December 31, 2007 under a three year $50 million line of credit expiring in 2010 relating to our merchant energy business. The weighted-average effective interest rate for this outstanding borrowing was 7.44% at December 31, 2007. There were no short-term borrowings outstanding under this line of credit at December 31, 2006.

        In January 2008, we entered into a new six month line of credit totaling $500.0 million. This line of credit expires in July 2008 and has an option to be extended for an additional six months, subject to the lender's approval.

BGE

BGE had no commercial paper outstanding at December 31, 2007 or 2006.

        BGE has a $400.0 million five-year revolving credit facility expiring in 2011. As of December 31, 2007, BGE had $0.7 million of letters of credit issued under this facility. BGE can borrow directly from the banks or use the agreements to allow the issuance of commercial paper.

9 Long-Term Debt, Common Stock and Preference Stock

Long-term Debt

Long-term debt matures in one year or more from the date of issuance. We detail our long-term debt in our Consolidated Statements of Capitalization. As you read this section, it may be helpful to refer to those statements.

Constellation Energy

In December 2007, we issued $65.0 million of tax-exempt variable rate notes to finance the acquisition, construction, installation and equipping of certain sewage and solid waste disposal facilities at one of our coal-fired power plants in Maryland.

        On October 31, 2006, CEP entered into a $200.0 million secured revolving credit facility, and at December 31, 2006, CEP had $22.0 million of borrowings outstanding under this facility. However, during 2007, CEP issued additional equity to the public and our ownership percentage fell below 50 percent. Therefore, we deconsolidated CEP and began accounting for our investment using the equity method of accounting. As a result, the borrowings outstanding under the CEP credit facility at the time of deconsolidation are no longer included in our Consolidated Balance Sheets.

BGE

BGE's First Refunding Mortgage Bonds

BGE's first refunding mortgage bonds are secured by a mortgage lien on all of its assets. The generating assets BGE transferred to subsidiaries of Constellation Energy also remain subject to the lien of BGE's mortgage, along with the stock of Safe Harbor Water Power Corporation and Constellation Enterprises, Inc. We expect the assets to be released from this lien following payment in March 2008 of the last series of bonds outstanding under the mortgage and the subsequent discharge of the mortgage.

        BGE is required to make an annual sinking fund payment each August 1 to the mortgage trustee. The amount of the payment is equal to 1% of the highest principal amount of bonds outstanding during the preceding 12 months. The trustee uses these funds to retire bonds from any series through repurchases or calls for early redemption. However, the trustee cannot call the 6 5/8% Series, due 2008 outstanding bonds for early redemption.

BGE's Rate Stabilization Bonds

In June 2007, BondCo, a subsidiary of BGE, issued an aggregate principal amount of $623.2 million of rate stabilization bonds to recover deferred power purchase costs. We discuss BondCo in more detail in Note 4. Below are the details of the rate stabilization bonds:

Principal	Interest Rate	Scheduled Maturity Date

$284.0	5.47%	October 2012
220.0	5.72	April 2016
119.2	5.82	April 2017

        The bonds are secured primarily by a usage-based, non-bypassable charge payable by all of BGE's residential electric customers over the next ten years. The charges will be adjusted semi-annually to ensure that the aggregate charges collected are sufficient to pay principal and interest on the bonds, as well as certain on-going costs of administering and servicing the bonds. BondCo cannot use the charges collected to satisfy any other obligations. BondCo's assets are not assets of any affiliate and are not available to pay creditors of any affiliate of BondCo. If BondCo is unable to make principal and interest payments on the bonds, neither Constellation Energy, nor BGE, are required to make the payments on behalf of BondCo.

BGE's Other Long-Term Debt

On July 1, 2000, BGE transferred $278.0 million of tax-exempt debt to our merchant energy business related to the transferred generating assets. At December 31, 2007, BGE remains contingently liable for the $147.8 million outstanding balance of this debt.

        We show the weighted-average interest rates and maturity dates for BGE's fixed-rate medium-term notes outstanding at December 31, 2007 in the following table.

Series	Weighted-Average Interest Rate	Maturity Dates

E	6.66%	2008-2012
G	6.08%	2008

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

Revolving Credit Agreement

On December 18, 2001, BGE's subsidiary, District Chilled Water Partnership (ComfortLink) entered into a $25.0 million loan agreement with the Maryland Energy Financing Administration (MEFA). The terms of the loan exactly match the terms of variable rate, tax exempt bonds due December 1, 2031 issued by MEFA for ComfortLink to finance the cost of building a chilled water distribution system. The interest rate on this debt resets weekly. These bonds, and the corresponding loan, can be redeemed at any time at par plus accrued interest while under variable rates. The bonds can also be converted to a fixed rate at ComfortLink's option.

Debt Compliance and Covenants

The credit facilities of Constellation Energy and BGE discussed in Note 8 have limited material adverse change clauses, none of which would prohibit draws under the existing facilities. The long-term debt indentures of Constellation Energy and BGE do not contain material adverse change clauses or financial covenants.

        Certain credit facilities of Constellation Energy contain a provision requiring Constellation Energy to maintain a ratio of debt to capitalization equal to or less than 65%. At December 31, 2007, the debt to capitalization ratio as defined in the credit agreements was 46%.

        The credit agreement of BGE contains a provision requiring BGE to maintain a ratio of debt to capitalization equal to or less than 65%. At December 31, 2007, the debt to capitalization ratio for BGE as defined in this credit agreement was 47%. At December 31, 2007, no amounts were outstanding under these agreements.

        Failure by Constellation Energy, or BGE, to comply with these covenants could result in the acceleration of the maturity of the debt outstanding under these facilities. The credit facilities of Constellation Energy contain usual and customary cross-default provisions that apply to defaults on debt by Constellation Energy and certain subsidiaries over a specified threshold.

        The BGE credit facility also contains usual and customary cross-default provisions that apply to defaults on debt by BGE over a specified threshold. The indenture pursuant to which BGE has issued and outstanding mortgage bonds provides that a default under any debt instrument issued under the indenture may cause a default of all debt outstanding under such indenture.

        Constellation Energy also provides credit support to Calvert Cliffs, Ginna, and Nine Mile Point to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants.

Maturities of Long-Term Debt

Our long-term borrowings mature on the following schedule:

Year	Constellation Energy	Nonregulated Businesses	BGE	Total

	(In millions)
2008	$—	$5.6	$350.0	$355.6
2009	500.0	1.5	65.0	566.5
2010	—	0.4	56.5	56.9
2011	—	36.0	81.7	117.7
2012	705.2	1.6	172.5	879.3
Thereafter	1,256.6	323.9	1,489.4	3,069.9

Total long-term debt at December 31, 2007	$2,461.8	$369.0	$2,215.1	$5,045.9

        At December 31, 2007, we had long-term loans totaling $339.8 million that mature after 2007, which are periodically remarketed and could require repayment prior to maturity following any unsuccessful remarketing. As a result of these provisions, at December 31, 2007, $25.0 million is classified as current portion of long-term debt at BGE.

Weighted-Average Interest Rates for Variable Rate Debt

Our weighted-average interest rates for variable rate debt were:

At December 31,	2007	2006

Nonregulated Businesses (including Constellation Energy)
Loans under credit agreements	3.77%	3.69%
Tax-exempt debt	3.53%	3.63%
Fixed-rate debt converted to floating*	6.43%	6.26%

* As discussed in Note 13, we have entered into interest rate swaps relating to $450.0 million of our fixed-rate debt.

Common Stock

Share Repurchase Program

In October 2007, our board of directors approved a common share repurchase program for up to $1 billion of our outstanding common shares. Subsequent to this approval, on October 31, 2007, we entered into an accelerated share repurchase agreement with a financial institution to repurchase a total of $250.0 million, and, on November 2, 2007, we purchased 2,023,527 of outstanding shares of our common stock, which represents the minimum number of shares deliverable under the agreement, for a total of $187.5 million.

        We account for the accelerated share repurchase agreement as two separate transactions: as shares of common stock acquired at cost and a forward contract indexed to our own common stock. We accounted for the shares of common stock repurchased in November as a reduction to common shareholders' equity at cost. We accounted for the forward contract as a component of common shareholders' equity at fair value, which totaled $62.5 million at inception. The forward contract was settled on January 23, 2008 based on a discount to the volume-weighted average trading price of our common stock during that period. As a result, the financial institution delivered 514,376 additional shares to us to complete the transaction.

        The remainder of the common share repurchase program is expected to be executed over the next 24 months in a manner that preserves flexibility to pursue additional strategic investment opportunities.

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

10 Taxes

The components of income tax expense are as follows:

Year Ended December 31,	2007	2006	2005

	(Dollar amounts in millions)
Income Taxes
Current
Federal	$168.2	$246.3	$14.3
State	40.6	37.2	32.7

Current taxes charged to expense	208.8	283.5	47.0
Deferred
Federal	184.7	50.7	107.9
State	41.5	23.7	16.1

Deferred taxes charged to expense	226.2	74.4	124.0
Investment tax credit adjustments	(6.7)	(6.9)	(7.1)

Income taxes per Consolidated Statements of Income	$428.3	$351.0	$163.9

        Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate of 35% to book income before income taxes as follows:

Reconciliation of Income Taxes Computed at Statutory Federal Rate to Total Income Taxes
Income from continuing opera- tions before income taxes (excluding BGE preference stock dividends)	$1,263.9	$1,112.8	$713.0
Statutory federal income tax rate	35%	35%	35%

Income taxes computed at statu- tory federal rate	442.4	389.5	249.5
Increases (decreases) in income taxes due to
Depreciation differences not nor- malized on regulated activities	3.7	3.6	3.8
Amortization of deferred investment tax credits	(6.7)	(6.9)	(7.1)
Synthetic fuel tax credits flowed through to income	(166.2)	(120.2)	(114.9)
Estimated synthetic fuel tax credit phase-out	110.3	44.3	—
State income taxes, net of fed- eral income tax benefit	53.4	42.6	31.5
Merger-related transaction costs	—	(5.3)	5.3
Other	(8.6)	3.4	(4.2)

Total income taxes	$428.3	$351.0	$163.9

Effective income tax rate	33.9%	31.5%	23.0%

        In 2007, the State of Maryland increased its corporate tax rate from 7% to 8.25% effective January 1, 2008. In accordance with SFAS No. 109, Accounting for Income Taxes, the impact from adjusting all existing deferred income tax assets and liabilities for the effect of changes in tax laws or rates should be included in operating results in the period that includes the enactment date. In 2007, we recognized a $0.7 million after-tax charge for the net impact of the changes in the Maryland tax rate on deferred income tax assets and liabilities, net of the related federal deferred income tax benefit. The impact to BGE is discussed below.

        Current income taxes will begin to be recorded at the higher Maryland corporate income tax rate effective in 2008 and will be reflected in our ongoing operating results beginning on January 1, 2008.

        BGE's effective tax rate was 40.7% in 2007, 37.5% in 2006, and 38.8% in 2005. The difference between BGE's effective tax rate and the 35% statutory federal income tax rate is primarily related to Maryland corporate income taxes, net of the related federal income tax benefit. BGE's after-tax effective state rate of 7.6% for 2007 includes an adjustment of deferred income tax liabilities to reflect the November 19, 2007 enactment into law of a change in the Maryland corporate income tax rate, as discussed above. In 2006, BGE's effective tax rate includes the benefit of merger-related costs incurred in 2005 that were deductible in 2006 as a result of the termination of the merger with FPL Group (0.5%) and a deduction for dividends paid to the employee savings plan (0.5%).

        The major components of our net deferred income tax liability are as follows:

	Constellation Energy		BGE
At December 31,	2007	2006	2007	2006

	(In millions)
Deferred Income Taxes
Deferred tax liabilities
Net property, plant and equipment	$1,570.7	$1,539.1	$583.8	$524.2
Qualified nuclear decommissioning trust funds	360.3	339.5	—	—
Regulatory assets, net	312.0	203.3	312.0	203.3
Mark-to-market energy assets and liabilities, net	217.8	154.7	—	—
Other	122.6	185.1	12.2	72.7

Total deferred tax liabilities	2,583.4	2,421.7	908.0	800.2
Deferred tax assets
Asset retirement obligation	368.3	384.6	—	—
Defined benefit obligations	362.0	390.6	61.6	39.8
Financial investments and hedging instruments	426.1	757.2	—	—
Deferred investment tax credits	20.4	22.1	4.8	4.7
Other	118.8	105.7	11.9	10.6

Total deferred tax assets	1,295.6	1,660.2	78.3	55.1

Total deferred tax liability, net	1,287.8	761.5	829.7	745.1
Less: Current portion of deferred tax (asset)/liability	(300.7)	(674.3)	44.1	47.4

Long-term portion of deferred tax liability, net	$1,588.5	$1,435.8	$785.6	$697.7

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

        We own a minority ownership in four synthetic fuel facilities located in Virginia and West Virginia. These facilities have received private letter rulings from the IRS. In 2004, the IRS concluded its examination of the partnership that owns these facilities for the tax years 1998 through 2001 and the IRS did not disallow any of the previously recognized synthetic fuel credits.

        We also have a 99% ownership in a South Carolina facility that produces synthetic fuel. We have received favorable private letter rulings from the IRS on the South Carolina facility. In 2006, the IRS concluded its examination of the partnership that owns the South Carolina facility for the 2003 and 2004 tax years and the IRS did not disallow any of the previously recognized synthetic fuel credits.

        The IRC provides for a phase-out of synthetic fuel tax credits if average annual wellhead oil prices increase above certain levels. To determine the amount of the phase-out, we are required to compare average annual wellhead oil prices per barrel as published by the IRS (reference price) to a Gross National Product inflation adjusted oil price for the year, also published by the IRS. The reference price is determined based on wellhead prices for all domestic oil production as published by the Energy Information Administration (EIA). For 2007, we estimate the tax credit reduction would begin if the reference price exceeds approximately $56 per barrel and would be fully phased out if the reference price exceeds approximately $71 per barrel.

        Based on monthly EIA published wellhead oil prices for the ten months ended October 31, 2007 and November and December NYMEX prices for light, sweet, crude oil (adjusted for the 2007 difference between EIA and NYMEX prices), we estimate a 70% tax credit phase-out in 2007. We recorded the effect of this phase-out estimate as a reduction in tax credits of $110.3 million during 2007.

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

Income Tax Audits

We file income tax returns in the United States and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002. In February 2008, the IRS completed its examination of our consolidated federal income tax returns for the tax years 2002 through 2004. We intend to file an administrative appeal of certain audit adjustments made by the IRS as part of its examination. Although the final outcome of the 2002-2004 IRS audit and future tax audits is uncertain, we believe that adequate provisions for income taxes have been made for potential liabilities resulting from such matters.

Unrecognized Tax Benefits

The following table summarizes our total unrecognized tax benefits at January 1, 2007, the date of adoption of FIN 48:

At January 1, 2007

(In millions)
Total liabilities reflected in our balance sheet for unrecognized tax benefits of $56.7 million less $12.1 million of interest and penalties	$44.6
Other unrecognized tax benefits not reflected in our balance sheet	59.4

Total unrecognized tax benefits	$104.0

The adoption of FIN 48 did not have a material impact on BGE's financial results.

        Other unrecognized tax benefits relate to outstanding federal and state refund claims for which no tax benefit was previously provided in our financial statements because the claims do not meet the "more-likely-than-not" threshold. Included in this amount is $52.0 million of refund claims that have been disallowed by the applicable tax authorities for which we assess the probability of tax benefit recognition to be remote. We discuss the adoption of FIN 48 in more detail in Note 1.

        The following table summarizes the change in unrecognized tax benefits during 2007 and our total unrecognized tax benefits at December 31, 2007:

At December 31, 2007

(In millions)
Total unrecognized tax benefits, January 1, 2007	$104.0
Increases in tax positions related to the current year	13.3
Increases in tax positions related to prior years	3.8
Reductions in tax positions related to prior years	(6.0)
Reductions in tax positions as a result of a lapse of the applicable statute of limitations	(0.6)

Total unrecognized tax benefits, December 31, 2007 (1)	$114.5

(1)
BGE's portion of our total unrecognized tax benefits at December 31, 2007 was $17.8 million.

        Increases in current and prior year tax positions and reductions in prior year tax positions are primarily due to unrecognized tax benefits for repair deductions measured at amounts consistent with proposed IRS adjustments for prior years. There was no significant change in tax expense as a result of 2007 activity.

        Interest and penalties recorded in our Consolidated Statements of Income as tax expense relating to liabilities for unrecognized tax benefits were $4.7 million for the year ended December 31, 2007. As a result, accrued interest and penalties recognized in our Consolidated Balance Sheets increased from $12.1 million at January 1, 2007 to $16.8 million at December 31, 2007.

        If the total amount of unrecognized tax benefits of $114.5 million as of December 31, 2007 were ultimately realized, our income tax expense would decrease by approximately $71 million. The $71 million includes the $52 million of disallowed refund claims discussed above.

        In 2007, the IRS proposed certain adjustments to our 2002-2004 deductions for repairs and casualty losses. We do not anticipate the adjustments, if any, would result in a material impact on our financial results. However, we anticipate that it is reasonably possible that we will make an additional payment in the range of $20 to $25 million by December 31, 2008, which will reduce our liabilities for unrecognized tax benefits.

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

Outgoing Lease Payments

We, as lessee, lease certain facilities and equipment. The lease agreements expire on various dates and have various renewal options. We also enter into certain power purchase agreements which are accounted for as operating leases. Under these agreements, we are required to make fixed capacity payments, as well as variable payments based on actual output of the plants. We record these payments as "Fuel and purchased energy expenses" in our Consolidated Statements of Income. We exclude from our future minimum lease payments table the variable payments related to the output of the plant due to the contingency associated with these payments.

        We also enter into time charter purchase agreements which entitle us to the use of dry bulk freight vessels in the management of our global coal and logistics services. Certain of these contracts must be accounted for as leases. During 2007, we entered into time charter leases with terms ranging in duration from 1 to 60 months. These arrangements do not include provisions for material rent increases and do not have provisions for rent holidays, contingent rentals or other incentives. In 2007, we recognized aggregate lease expense of approximately $535 million related to 65 dry bulk freight vessels hired under time charter arrangements. The average term of these arrangements is approximately 4 months. We record the payments as "Fuel and purchased energy expenses" in our Consolidated Statements of Income.

        We recognized expense related to our operating leases as follows:

	Fuel and purchased energy expenses	Operating expenses	Total

	(In millions)
2007	$758.7	$28.2	$786.9
2006	162.6	24.7	187.3
2005	103.2	24.8	128.0

        At December 31, 2007, we owed future minimum payments for long-term, noncancelable, operating leases as follows:

Year	Power Purchase Agreements	Other	Total

	(In millions)
2008	$479.3	$26.3	$505.6
2009	235.8	24.6	260.4
2010	171.1	23.1	194.2
2011	210.4	22.1	232.5
2012	219.0	19.2	238.2
Thereafter	782.8	109.7	892.5

Total future minimum lease payments	$2,098.4	$225.0	$2,323.4

Sub-Lease Arrangements

We provide time charters of dry bulk freight vessels as part of the logistical services provided to our global customers that qualify as sub-leases of our time charter purchase contracts. In 2007, we recorded sub-lease income of approximately $214 million related to our time charter sub-leases. We did not have any material sub-lease income for 2006 or 2005. We record sub-lease income as part of "Nonregulated revenues" in our Consolidated Statements of Income. As of December 31, 2007, the future minimum rentals to be received for these time charters is shown below:

Year	Time Charter Sub-Leases

(In millions)
2008	$109.2
2009	30.7
2010	—
2011	—
2012	—
Thereafter	—

Total future minimum lease rentals	$139.9

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

        Our merchant energy business enters into various long-term contracts for the procurement and delivery of fuels to supply our generating plant requirements. In most cases, our contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. These contracts expire in various years between 2008 and 2020. In addition, our merchant energy business enters into long-term contracts for the capacity and transmission rights for the delivery of energy to meet our physical obligations to our customers. These contracts expire in various years between 2008 and 2019.

        Our merchant energy business also has committed to long-term service agreements and other purchase commitments for our plants.

        Our regulated electric business enters into various contracts with differing terms for the procurement of electricity. These contracts, representing approximately 66% of our estimated requirements, expire between 2008 and 2010. As discussed in Note 1, the cost of power under these contracts is fully recoverable, and therefore is excluded from the table later in this Note.

        Our regulated gas business enters into various long-term contracts for the procurement, transportation, and storage of gas. Our regulated gas business has gas transportation and storage contracts that expire between 2008 and 2028. These contracts are recoverable under BGE's gas cost adjustment clause discussed in Note 1, and therefore are excluded from the table later in this Note.

        Our other nonregulated businesses have committed to gas purchases and to contributions of additional capital for construction programs and joint ventures in which they have an interest.

        We have also committed to long-term service agreements and other obligations related to our information technology systems.

        At December 31, 2007, we estimate our future obligations to be as follows:

	Payments
	2008	2009- 2010	2011- 2012	Thereafter	Total

	(In millions)
Merchant Energy:
Purchased capacity and energy	$425.2	$489.6	$213.8	$276.4	$1,405.0
Fuel and transportation	1,825.1	1,503.5	649.7	918.9	4,897.2
Long-term service agreements, capital, and other	146.8	12.6	6.8	17.8	184.0

Total merchant energy	2,397.1	2,005.7	870.3	1,213.1	6,486.2
Corporate and Other:
Long-term service agreements, capital, and other	50.5	5.7	0.7	—	56.9
Regulated:
Purchase obligations and other	61.8	23.5	12.8	1.5	99.6

Total future obligations	$2,509.4	$2,034.9	$883.8	$1,214.6	$6,642.7

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

Guarantees

Our guarantees do not represent incremental Constellation Energy Group obligations; rather they primarily represent parental guarantees of subsidiary obligations. The following table summarizes the maximum exposure based on the stated limit of our outstanding guarantees at December 31, 2007:

At December 31, 2007	Stated Limit

(In millions)
Competitive supply guarantees	$13,538.0
Nuclear guarantees	807.8
BGE guarantees	263.3
Other non-regulated guarantees	105.3
Power project guarantees	47.2

Total guarantees	$14,761.6

        At December 31, 2007, Constellation Energy had a total of $14,761.6 million in guarantees in outstanding related to loans, credit facilities, and contractual performance of certain of its subsidiaries as described below.

  •
  Constellation Energy guaranteed $13,538.0 million on behalf of our subsidiaries for competitive supply activities. These guarantees are put into place in order to allow our subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. While the face amount of these guarantees is $13,538.0 million, our calculated fair value of obligations for commercial transactions covered by these guarantees was $3,460.6 million at December 31, 2007. If the parent company was required to fund these subsidiary obligations, the total amount based on December 31, 2007 market prices would be $3,460.6 million. For those guarantees related to our derivative liabilities, the fair value of the obligation is recorded in our Consolidated Balance Sheets.
  •
  Constellation Energy guaranteed $807.8 million primarily on behalf of our nuclear generating facilities mostly due to nuclear insurance and for credit support to ensure these plants have funds to meet expenses and obligations to safely operate and maintain the plants.
  •
  BGE guaranteed the Trust Preferred Securities of $250.0 million of BGE Trust II, an unconsolidated investment, as discussed in Note 9.
  •
  BGE guaranteed two-thirds of certain debt of Safe Harbor Water Power Corporation, an unconsolidated investment. At December 31, 2007, Safe Harbor Water Power Corporation had outstanding debt of $20.0 million. The maximum amount of BGE's guarantee is $13.3 million.
  •
  Constellation Energy guaranteed $95.1 million on behalf of our other nonregulated businesses primarily for loans and performance bonds of which $25.0 million was recorded in our Consolidated Balance Sheets at December 31, 2007.
  •
  Our other nonregulated business guaranteed $10.2 million primarily for performance bonds.
  •
  Our merchant energy business guaranteed $47.2 million for loans and other performance guarantees related to certain power projects in which we have an investment.

        We believe it is unlikely that we would be required to perform or incur any losses associated with guarantees of our subsidiaries' obligations.

Contingencies

Revenue Sufficiency Guarantee Costs

During 2006, the FERC issued orders finding that the Midwest Independent System Operator (MISO) violated its tariff by incorrectly allocating revenue sufficiency guarantee (RSG) charges among market participants. In March 2007, after rejecting a methodology proposal from MISO, FERC ordered MISO to reallocate RSG costs based on its existing tariff back to the date of FERC's original order (April 2006). Based on this FERC order, we recorded an immaterial liability during 2007 in our Consolidated Balance Sheets for our share of the RSG charges. This liability was subsequently settled with MISO later in 2007.

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

Kane and Lombard

The EPA issued its record of decision for the Kane and Lombard Drum site located in Baltimore, Maryland on September 30, 2003, which specified the clean-up plan for the site, consisting of enhanced reductive dechlorination, a soil management plan, and institutional controls. An EPA order requiring cleanup of the site by 18 parties, including Constellation Energy, became effective in November 2006. The EPA estimates that total clean-up costs will be approximately $7 million. Our share of site-related costs will be 11.1% of the total. We recorded a liability in our Consolidated Balance Sheets for our share of the clean-up costs that we believe is probable.

Spring Gardens

In December 1996, BGE signed a consent order with the Maryland Department of the Environment that requires it to implement remedial action plans for contamination at and around the Spring Gardens site, located in Baltimore, Maryland. The Spring Gardens site was once used to manufacture gas from coal and oil. Based on remedial action plans and cost modeling performed in late 2006, BGE estimates its probable clean-up costs will total $43 million. BGE has recorded these costs as a liability in its Consolidated Balance Sheets and has deferred these costs, net of accumulated amortization and amounts it recovered from insurance companies, as a regulatory asset. Based on the results of studies at this site, it is reasonably possible that additional costs could exceed the amount BGE has recognized by approximately $3 million. Through December 31, 2007, BGE has spent approximately $41 million for remediation at this site.

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

Water Quality

In October 2007, a subsidiary of Constellation Energy entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by our coal-fired plants. The consent decree requires the payment of a $1.0 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. We recorded a liability in our Consolidated Balance Sheets of approximately $5 million, which includes the $1 million penalty and our estimate of probable costs to remediate contamination, replace drinking water supplies, and monitor groundwater conditions. We estimate that it is reasonably possible that we could incur additional costs of up to approximately $10 million more than the liability that we accrued.

        In November 2007, a class action complaint was filed in Baltimore City Circuit Court alleging that the subsidiary's ash placement operations at the third party site damaged surrounding properties. The complaint seeks injunctive and remedial relief relating to the alleged contamination and unspecified damages. We cannot predict the timing, or outcome, of this proceeding.

Litigation

In the normal course of business, we are involved in various legal proceedings. We discuss the significant matters below.

Challenges to the Illinois Auction

In March 2007, the Illinois Attorney General filed a complaint at FERC against the wholesale suppliers, including our wholesale marketing, risk management and trading operation, that were successful bidders in the recent Illinois auction. The complaint alleged that the rates resulting from the auction were not "just and reasonable" and requested that FERC commence a proceeding to determine if the rates were just and reasonable and to investigate evidence of price manipulation. In July 2007, the Illinois legislature approved comprehensive legislation to address several energy issues in the state. This legislation has been signed into law by the Governor of Illinois, and the Attorney General's claims have been dismissed.

        In addition, two class action complaints were filed in Illinois state court against these wholesale suppliers alleging that they engaged in deceptive practices, including colluding in setting prices and actual price fixing. The complaints requested unspecified damages in an amount to be proven at trial. These complaints were moved to federal court and on December 21, 2007 the federal court dismissed the actions without prejudice to the right of the plaintiffs to pursue claims at the FERC or at the Illinois Commerce Commission.

        We believe we have meritorious defenses to any claims challenging our conduct in the auction and intend to defend against any such claims vigorously. However, we cannot predict the timing, or outcome, of any such claims, or their possible effect on our financial results.

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

        In rulings applicable to all but three of the cases, involving claims related to approximately 47 children, the Circuit Court for Baltimore City dismissed with prejudice all claims against BGE and Constellation Energy. Plaintiffs may attempt to pursue appeals of the rulings in favor of BGE and Constellation Energy once the cases are finally concluded as to all defendants. We believe that we have meritorious defenses and intend to defend the remaining actions vigorously. However, we cannot predict the timing, or outcome, of these cases, or their possible effect on our, or BGE's, financial results.

Asbestos

Since 1993, BGE and certain Constellation Energy subsidiaries have been involved in several actions concerning asbestos. The actions are based upon the theory of "premises liability," alleging that BGE and Constellation Energy knew of and exposed individuals to an asbestos hazard. In addition to BGE and Constellation Energy, numerous other parties are defendants in these cases.

        Approximately 538 individuals who were never employees of BGE or Constellation Energy have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third-party claims brought by other defendants may also be filed against BGE and Constellation Energy in these actions. To date, most asbestos claims against us have been dismissed or resolved without any payment and a small minority have been resolved for amounts that were not material to our financial results. The remaining claims are currently pending in state courts in Maryland and Pennsylvania.

        BGE and Constellation Energy do not know the specific facts necessary to estimate its potential liability for these claims. The specific facts we do not know include:

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

Storage of Spent Nuclear Fuel

The Nuclear Waste Policy Act of 1982 (NWPA) required the federal government through the Department of Energy (DOE), to develop a repository for, and disposal of, spent nuclear fuel and high-level radioactive waste. The NWPA and our contracts with the DOE required the DOE to begin taking possession of spent nuclear fuel generated by nuclear generating units no later than January 31, 1998. The DOE has stated that it will not meet that obligation until 2017 at the earliest.

        This delay has required that we undertake additional actions related to on-site fuel storage at Calvert Cliffs and Nine Mile Point, including the installation of on-site dry fuel storage capacity at Calvert Cliffs. In January 2004, we filed a complaint against the federal government in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to meet its contractual obligation to begin disposing of spent nuclear fuel by January 31, 1998. The case is currently stayed, pending litigation in other related cases.

        In connection with our purchase of Ginna, all of Rochester Gas & Electric Corporation's (RG&E) rights and obligations related to recovery of damages for DOE's failure to meet its contractual obligations were assigned to us. However, we have an obligation to reimburse RG&E for up to $10 million in recovered damages for such claims.

Nuclear Insurance

We maintain nuclear insurance coverage for Calvert Cliffs, Nine Mile Point, and Ginna in four program areas: liability, worker radiation, property, and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war.

        In November 2002, the President signed into law the Terrorism Risk Insurance Act ("TRIA") of 2002, which was extended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007. Under the TRIA, property and casualty insurance companies are required to offer insurance for losses resulting from Certified acts of terrorism. Certified acts of terrorism are determined by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, and primarily are based upon the occurrence of significant acts of terrorism that intimidate the civilian population of the United States or attempt to influence policy or affect the conduct of the United States Government. Our nuclear liability, nuclear property and accidental outage insurance programs, as discussed later in this section, provide coverage for Certified acts of terrorism.

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

Worker Radiation Claims Insurance

We participate in the American Nuclear Insurers Master Worker Program that provides coverage for worker tort claims filed for radiation injuries. Effective January 1, 1998, this program was modified to provide coverage to all workers whose nuclear-related employment began on or after the commencement date of reactor operations. Waiving the right to make additional claims under the old policy was a condition for coverage under the new policy. We describe the old and new policies below:

  •
  All nuclear worker claims reported on or after January 1, 1998 are covered by a new insurance policy. The new policy provides a single industry aggregate limit of $200 million for occurrences of radiation injury claims against all those insured by this policy prior to January 1, 2003 and $300 million for occurrences of radiation injury claims against all those insured by this policy on or after January 1, 2003.
  •
  All nuclear worker claims reported prior to January 1, 1998 are still covered by the old policy. Insureds under the old policies, with no current operations, are not required to purchase the new policy described above, and may still make claims against the old policies through 2007. If radiation injury claims under these old policies exceed the policy reserves, all policyholders could be retroactively assessed, with our share being up to $6.3 million. Effective December 31, 2007, the discovery period under the old policy expired. All claims are closed and no new claims can be filed.

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

Nuclear Property Insurance

Our policies provide $500 million in primary coverage at each nuclear plant—Calvert Cliffs, Nine Mile Point, and Ginna. In addition, we maintain $1.77 billion of excess coverage at Ginna and $2.25 billion in excess coverage under a blanket excess program offered by the industry mutual insurer at both Calvert Cliffs and Nine Mile Point. Under the blanket excess policy, Calvert Cliffs and Nine Mile Point share $1.0 billion of the total $2.25 billion of excess property coverage. Therefore, in the unlikely event of two full limit property damage losses at Calvert Cliffs and Nine Mile Point, we would recover $4.5 billion instead of $5.5 billion. This coverage currently is purchased through the industry mutual insurance company. If accidents at plants insured by the mutual insurance company cause a shortfall of funds, all policyholders could be assessed, with our share being up to $97.4 million.

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

Non-Nuclear Property Insurance

Our conventional property insurance provides coverage of $1.0 billion per occurrence for Certified acts of terrorism as defined under TRIA, Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007. Our conventional property insurance program also provides coverage for non-certified acts of terrorism up to an annual aggregate limit of $1.0 billion. If a terrorist act occurs at any of our facilities, it could have a significant adverse impact on our financial results.

13 Hedging Activities and Fair Value of Financial Instruments

SFAS No. 133 Hedging Activities

We are exposed to market risk, including changes in interest rates and the impact of market fluctuations in the price and transportation costs of electricity, natural gas, and other commodities.

Commodity Prices

Merchant Energy Business

Our merchant energy business uses a variety of derivative and non-derivative instruments to manage the commodity price risk of our competitive supply activities and our electric generation facilities, including power sales, fuel and energy purchases, gas purchased for resale, emission credits, weather risk, freight and the market risk of outages. In order to manage these risks, we may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include:

  •
  fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on our electric generation operations,
  •
  fixing the price of a portion of anticipated fuel purchases for the operation of our power plants,
  •
  fixing the price for a portion of anticipated energy purchases to supply our load-serving customers,
  •
  fixing the price for a portion of anticipated sales of natural gas to customers, and
  •
  fixing the price for a portion of anticipated sales or purchases of freight and coal.

        The portion of forecasted transactions hedged may vary based upon management's assessment of market, weather, operational, and other factors.

        Our merchant energy business designated certain fixed-price forward contracts as cash-flow hedges of forecasted sales of energy and forecasted purchases of fuel and energy for the years 2007 through 2016 under SFAS No. 133. Our merchant energy business had net unrealized pre-tax losses on these cash-flow hedges recorded in "Accumulated other comprehensive income" of $1,498.7 million at December 31, 2007 and $2,227.1 million at December 31, 2006.

        We expect to reclassify $760.4 million of net pre-tax losses on cash-flow hedges from "Accumulated other comprehensive income" into earnings during the next twelve months based on the market prices at December 31, 2007. However, the actual amount reclassified into earnings could vary from the amounts recorded at December 31, 2007, due to future changes in market prices. Additionally, for cash-flow hedges settled by physical delivery of the underlying commodity, "Reclassification of net gains on hedging instruments from OCI to net income" represents the fair value of those derivatives, which is realized through gross settlement at the contract price.

        In addition, during 2007, we de-designated contracts previously designated as cash-flow hedges for which the forecasted transactions originally hedged are probable of not occurring, and as a result we recognized a pre-tax loss of $24.4 million. The majority of the pre-tax loss associated with de-designated contracts in 2007 resulted from the deconsolidation of CEP. During 2006, we de-designated contracts previously designated as cash-flow hedges for which the forecasted transactions originally hedged are probable of not occurring, and as a result we recognized a pre-tax loss of $35.3 million. The majority of the pre-tax loss associated with de-designated contracts in 2006 resulted from the initial public offering of CEP and the sale of our gas-fired plants. During 2005, we terminated a contract previously designated as a cash-flow hedge. The forecasted transaction originally hedged was probable of not occurring and as a result we recognized a pre-tax loss of $6.1 million.

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

        We recorded in earnings the following pre-tax gains (losses) related to hedge ineffectiveness:

Year ended December 31,	2007	2006	2005

	(In millions)
Cash-flow hedges	$(31.4)	$13.4	$(19.4)
Fair value hedges	24.4	27.7	(2.2)

Total	$(7.0)	$41.1	$(21.6)

        The ineffectiveness amounts in the table above exclude $7.3 million of pre-tax losses that we recognized as a result of market price changes for the year ended December 31, 2007. These losses represent the change in fair value of derivatives that no longer qualify for cash-flow hedge accounting due to reduced price correlation between the hedge and the risk being hedged, but remain designated as hedges prospectively. In addition, we recognized a $3.8 million pre-tax loss in 2007 and a $8.9 million pre-tax gain in 2006 related to the change in value for the portion of our fair value hedges excluded from ineffectiveness testing.

Regulated Gas Business

BGE uses basis swaps in the winter months (November through March) to hedge its price risk associated with natural gas purchases under its market-based rates incentive mechanism and under its off-system gas sales program. BGE also uses fixed-to-floating and floating-to-fixed swaps to hedge its price risk associated with its off-system gas sales. The fixed portion represents a specific dollar amount that BGE will pay or receive, and the floating portion represents a fluctuating amount based on a published index that BGE will receive or pay. BGE's regulated gas business internal guidelines do not permit the use of swap agreements for any purpose other than to hedge price risk. The impact of these swaps on our, and BGE's, financial results is immaterial.

Regulated Electric Business

BGE uses basis swaps to hedge its price risk associated with electricity purchases. BGE's regulated electric business internal guidelines do not permit the use of swap agreements for any purpose other than to hedge price risk. The impact of these swaps on our, and BGE's, financial results is immaterial.

Interest Rates

We use interest rate swaps to manage our interest rate exposures associated with new debt issuances, to manage our exposure to fluctuations in interest rates on variable rate debt, and to optimize the mix of fixed and floating-rate debt. The swaps used to manage our exposure prior to the issuance of new debt and to manage the exposure to fluctuations in interest rates on variable rate debt are designated as cash-flow hedges under SFAS No. 133, with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in "Accumulated other comprehensive income" in our Consolidated Statements of Common Shareholders' Equity and Comprehensive Income and Consolidated Statements of Capitalization, in anticipation of planned financing transactions. We reclassify gains and losses on the hedges from "Accumulated other comprehensive income" into "Interest expense" in our Consolidated Statements of Income during the periods in which the interest payments being hedged occur.

        The swaps used to optimize the mix of fixed and floating-rate debt are designated as fair value hedges under SFAS No. 133. We record any gains or losses on swaps that qualify for fair value hedge accounting treatment, as well as changes in the fair value of the debt being hedged, in "Interest expense," and we record any changes in fair value of the swaps and the debt in "Derivative assets and liabilities" and "Long-term debt" in our Consolidated Balance Sheets. In addition, we record the difference between interest on hedged fixed-rate debt and floating-rate swaps in "Interest expense" in the periods that the swaps settle.

        "Accumulated other comprehensive income" includes net unrealized pre-tax gains on interest rate cash-flow hedges terminated upon debt issuance totaling $11.9 million at December 31, 2007 and $12.5 million at December 31, 2006. We expect to reclassify $0.1 million of pre-tax net gains on these cash-flow hedges from "Accumulated other comprehensive income" into "Interest expense" during the next twelve months. We had no hedge ineffectiveness on these swaps.

        During 2004, to optimize the mix of fixed and floating-rate debt, we entered into interest rate swaps qualifying as fair value hedges relating to $450 million of our fixed-rate debt maturing in 2012 and 2015, and converted this notional amount of debt to floating-rate. The fair value of these hedges was an unrealized gain of $11.8 million at December 31, 2007 and was recorded as an increase in our "Derivative assets" and an increase in our "Long-term debt." The fair value of these hedges was an unrealized loss of $7.1 million at December 31, 2006 and was recorded as an increase in our "Derivative liabilities" and a decrease in our "Long-term debt." We had no hedge ineffectiveness on these interest rate swaps.

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

        We show the carrying amounts and fair values of financial instruments included in our Consolidated Balance Sheets in the following table:

At December 31,	2007		2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Investments and other assets—Constellation Energy	$1,634.2	$1,634.5	$1,468.8	$1,469.3
Fixed-rate long-term debt:
Constellation Energy	4,244.3	4,307.5	4,383.8	4,513.8
BGE	2,215.1	2,178.6	1,716.7	1,712.6
Variable-rate long-term debt:
Constellation Energy	801.6	801.6	723.2	723.2
BGE	—	—	—	—

14 Stock-Based Compensation

Under our long-term incentive plans, we grant stock options, performance and service-based restricted stock, performance- and service-based units, and equity to officers, key employees, and members of the Board of Directors. In May 2007, shareholders approved Constellation Energy's 2007 Long-Term Incentive Plan, under which we can grant up to a total of 9,000,000 shares. Any shares covered by an outstanding award under any of our long-term incentive plans that are forfeited or cancelled, expire or are settled in cash will become available for issuance under the 2007 Long-Term Incentive Plan. At December 31, 2007, there were 9,244,969 shares available for issuance under the 2007 Long-Term Incentive Plan. At December 31, 2007, we had stock options, restricted stock, performance unit and equity grants outstanding as discussed below. We may issue new shares, reuse forfeited shares, or buy shares in the market in order to deliver shares to employees for our equity grants. BGE officers and key employees participate in our stock-based compensation plans. The expense recognized by BGE in 2007, 2006, and 2005 was not material to BGE's financial results.

Non-Qualified Stock Options

Options are granted with an exercise price equal to the market value of the common stock at the date of grant, become vested over a period up to three years (expense recognized in tranches), and expire ten years from the date of grant. The fair value of our stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model based on the following weighted- average assumptions:

	2007	2006	2005

Risk-free interest rate	4.69%	—	4.10%
Expected life (in years)	4.0	—	2.9*
Expected market price volatility factor	20.3%	—	21.3%
Expected dividend yield	2.5%	—	3.0%

* Includes 2.0 million fully vested options granted in December 2005, which would have been cancelled upon a change in control if our proposed merger with FPL Group would have been consummated and for which an expected life of one year was used to value the grant. Excluding this grant, we used a weighted-average expected life assumption of 5 years for 2005 grants.

        During 2006, no stock options were granted to employees in anticipation of the proposed merger with FPL Group, which was terminated in October 2006. We discuss the termination of the merger in more detail in Note 15.

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

        Summarized information for our stock option grants is as follows:

	2007		2006		2005

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

	(Shares in thousands)
Outstanding, beginning of year	6,051	$47.23	7,172	$45.24	7,365	$31.62
Granted with exercise prices at fair market value	1,759	76.22	—	—	3,840	54.94
Exercised	(1,411)	41.91	(1,050)	33.77	(3,935)	29.32
Forfeited/expired	(254)	67.85	(71)	45.22	(98)	42.19

Outstanding, end of year	6,145	$55.90	6,051	$47.23	7,172	$45.24

Exercisable, end of year	4,043	$48.51	4,401	$46.94	4,022	$45.31

Weighted- average fair value per share of options granted with exercise prices at fair market value		$13.76		$—		$7.13

        The following table summarizes additional information about stock options during 2007, 2006 and 2005:

	2007	2006	2005

	(In millions)
Stock Option Expense Recognized	$15.1	$6.7	$14.4
Stock Options Exercised:
Cash Received for Exercise Price	43.4	35.5	35.3
Intrinsic Value Realized by Employee	67.6	27.6	109.8
Realized Tax Benefit	26.7	10.9	43.4
Fair Value of Shares that Vested	82.7	82.6	232.0

        As of December 31, 2007, we had $11.5 million of unrecognized compensation cost related to the unvested portion of outstanding stock option awards, of which $8.1 million is expected to be recognized during 2008.

        The following table summarizes additional information about stock options outstanding at December 31, 2007 (stock options in thousands):

	Outstanding		Exercisable
					Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Stock Options	Aggregate Intrinsic Value	Stock Options	Aggregate Intrinsic Value

		(In millions)		(In millions)	(In years)
$20.00 – $40.00	1,435	$97.7	1,435	$97.7	5.2
$40.00 – $60.00	3,128	149.9	2,608	123.0	5.6
$60.00 – $80.00	1,537	41.9	—	—	9.1
$80.00 – $100.00	45	0.6	—	—	9.5

	6,145	$290.1	4,043	$220.7

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

        We recorded compensation expense related to our restricted stock awards of $35.8 million in 2007, $24.5 million in 2006, and $28.2 million in 2005. The tax benefits received associated with our restricted awards were $17.6 million in 2007, $10.9 million in 2006, and $7.5 million in 2005. Summarized share information for our restricted stock awards is as follows:

	2007	2006	2005

	(Shares in thousands)
Outstanding, beginning of year	1,207	1,272	1,223
Granted	710	511	485
Released to participants	(552)	(502)	(359)
Cancelled	(43)	(74)	(77)

Outstanding, end of year	1,322	1,207	1,272

Weighted-average fair value of restricted stock granted (per share)	$75.29	$58.68	$51.23

Total fair value of shares for which restriction has lapsed (in millions)	$44.5	$27.6	$19.0

        As of December 31, 2007, we had $26.8 million of unrecognized compensation cost related to the unvested portion of outstanding restricted stock awards expected to be recognized within a 26-month period. At December 31, 2007, we have recorded in "Common shareholders' equity" approximately $42.3 million and approximately $31.7 million at December 31, 2006 for the unvested portion of service-based restricted stock granted from 2003 until 2007 to officers and other employees that is contingently redeemable in cash upon a change in control.

Performance-Based Units

In accordance with SFAS No. 123R, we recognize compensation expense ratably for our performance-based awards, which are classified as liability awards, for which the fair value of the award is remeasured at each reporting period. Each unit is equivalent to $1 in value and cliff vests at the end of a three-year service and performance period. The level of payout is based on the achievement of certain performance goals at the end of the three-year period and will be settled in cash. We recorded compensation expense of $17.6 million in 2007, $24.0 million in 2006, and $7.0 million in 2005 for these awards. During the 12 months ended December 31, 2007, our 2004 performance-based unit award vested and we paid $19.7 million in cash to settle the award. As of December 31, 2007 we had $17.2 million of unrecognized compensation cost related to the unvested portion of outstanding performance-based unit awards expected to be recognized within a 26-month period.

Equity-Based Grants

We recorded compensation expense of $0.9 million in 2007, $0.6 million in 2006, and $0.5 million in 2005 related to equity-based grants to members of the Board of Directors.

15 Merger and Acquisitions

Subsequent Event—Asset Acquisition

In February 2008, we acquired the Hillabee Energy Center, a partially completed 774 MW gas fired combined-cycle power generation facility located in Alabama for $155.5 million. We plan to complete the construction of this facility and expect it to be ready for commercial operation in early 2010.

Cornerstone Energy

On July 1, 2007, we acquired Cornerstone Energy, Inc (CEI). We include CEI, part of our retail competitive supply operation, in our merchant energy business segment and have included its results of operations in our consolidated financial statements since the date of acquisition. CEI provides natural gas supply and related services to commercial, industrial and institutional customers across the central United States. CEI is expected to add approximately 100 billion cubic feet of natural gas to our annual volumes served.

        We acquired 100% ownership for $108.3 million, which was paid in cash. As part of the purchase, we acquired $7.3 million in cash.

        The total consideration for accounting purposes, consisting of cash and other noncash consideration, including the fair value of certain preexisting contracts with CEI, was equal to $137.6 million.

        Our final purchase price allocation for the net assets acquired is as follows:

At July 1, 2007

(In millions)
Cash	$7.3
Other Current Assets	89.6

Total Current Assets	96.9
Goodwill (1)	103.4
Net Property, Plant and Equipment	0.5
Other Assets	6.7

Total Assets Acquired	207.5

Current Liabilities	(66.3)
Deferred Credits and Other Liabilities	(3.6)

Total Liabilities	(69.9)

Net Assets Acquired	$137.6

1) Approximately $99 million is deductible for tax purposes.

        The pro-forma impact of the CEI acquisition would not have been material to our results of operations for the years ended December 31, 2007, 2006 and 2005.

Acquisitions of Working Interests in Gas Producing Fields

In 2007, we acquired working interests of 41% and 55% in two gas and oil producing properties in Oklahoma for $208.9 million, subject to closing adjustments. We purchased leases, producing wells, inventory, and related equipment. We have included the results of operations from these properties in our merchant energy business segment since the date of acquisition.

        Our purchase price was allocated to the net assets acquired as follows:

At March 23, 2007

(In millions)
Property, Plant and Equipment
Inventory	$0.2
Unproved property	28.8
Proved property	179.9

Net Assets Acquired	$208.9

        The pro-forma impact of the acquisition of these working interests would not have been material to our results of operations for the years ended December 31, 2007, 2006 and 2005.

        In the first quarter of 2006, we acquired working interests in gas and oil producing properties for approximately $100 million in cash. We purchased leases, producing wells, and related equipment. We have included the results of operations in our merchant energy business segment since the date of acquisition.

Termination of Merger Agreement with FPL Group, Inc.

On October 24, 2006, Constellation Energy and FPL Group agreed to terminate the Agreement and Plan of Merger the parties had entered into on December 18, 2005. In connection with the termination of the merger agreement, Constellation Energy acquired certain development rights from FPL Group relating to a wind power project in Western Maryland. During 2007, we wrote-off our investment in these development rights. See Note 2 for further detail.

        We incurred merger costs during the year ended December 31, 2006 totaling $18.3 million pre-tax. Our total pre-tax merger-related costs were $35.3 million.

16 Related Party Transactions—BGE

Income Statement

BGE is obligated to provide market-based standard offer service to all of its electric customers for varying periods. Bidding to supply BGE's market-based standard offer service to electric customers will occur from time to time through a competitive bidding process approved by the Maryland PSC.

        Our wholesale marketing, risk management, and trading operation supplied a substantial portion of BGE's market-based standard offer service obligation to residential electric customers through May 31, 2007, and will supply a portion of BGE's market-based standard offer service obligations for all electric customers from June 1, 2007 through May 31, 2009.

        The cost of BGE's purchased energy from nonregulated subsidiaries of Constellation Energy to meet its standard offer service obligation was as follows:

Year Ended December 31,	2007	2006	2005

	(In millions)
Electricity purchased for resale expenses	$1,139.6	$1,062.0	$805.9

        In addition, Constellation Energy charges BGE for the costs of certain corporate functions. Certain costs are directly assigned to BGE. We allocate other corporate function costs based on a total percentage of expected use by BGE. We believe this method of allocation is reasonable and approximates the cost BGE would have incurred as an unaffiliated entity.

        The following table presents the costs Constellation Energy charged to BGE in each period.

Year ended December 31,	2007	2006	2005

	(In millions)
Charges to BGE	$160.8	$148.8	$130.3

Balance Sheet

BGE participates in a cash pool under a Master Demand Note agreement with Constellation Energy. Under this arrangement, participating subsidiaries may invest in or borrow from the pool at market interest rates. Constellation Energy administers the pool and invests excess cash in short-term investments or issues commercial paper to manage consolidated cash requirements. Under this arrangement, BGE had invested $78.4 million at December 31, 2007 and $60.6 million at December 31, 2006.

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

2007 Quarterly Data—Constellation Energy							2007 Quarterly Data—BGE
	Revenues	Income from Operations	Income from Continuing Operations	Earnings Applicable to Common Stock	Earnings Per Share from Continuing Operations- Diluted	Earnings Per Share of Common Stock- Diluted		Revenues	Income from Operations	Earnings Applicable to Common Stock

	(In millions, except per share amounts)							(In millions)
Quarter Ended							Quarter Ended
March 31	$5,111.1	$302.4	$197.3	$195.7	$1.08	$1.07	March 31	$922.1	$136.0	$66.0
June 30	4,876.3	154.4	116.3	116.3	0.64	0.64	June 30	707.1	50.5	13.6
September 30	5,856.4	425.1	250.7	251.4	1.37	1.38	September 30	896.9	66.5	24.4
December 31	5,349.4	452.5	258.1	258.1	1.42	1.42	December 31	892.4	81.3	22.6

Year Ended							Year Ended
December 31	$21,193.2	$1,334.4	$822.4	$821.5	$4.51	$4.50	December 31	$3,418.5	$334.3	$126.6

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year. Constellation Energy revenues for the quarter ended March 31, 2007 and June 30, 2007 have been reclassified to conform with the current presentation.

First quarter results include:

  •
  a $1.6 million loss after-tax for the discontinued operations of our High Desert Facility.

Second quarter results include:

  •
  a $8.0 million gain after-tax on sales of equity of CEP,
  •
  a $12.2 million charge after-tax related to a cancelled wind development project, and
  •
  workforce reduction costs totaling $1.4 million after-tax.

Third quarter results include:

  •
  a $24.3 million gain after-tax on sales of equity of CEP, and
  •
  a $0.6 million loss after-tax for the discontinued operations of our Hawaiian geothermal facility, and
  •
  a $1.3 million gain after-tax for the discontinued operations of our High Desert Facility.

Fourth quarter results include:

  •
  a $6.9 million gain after-tax on sales of equity of CEP.

        We discuss these items in Note 2.

2006 Quarterly Data—Constellation Energy
					Earnings Per Share from Continuing Operations- Diluted
				Earnings Applicable to Common Stock		Earnings Per Share of Common Stock- Diluted	2006 Quarterly Data—BGE
	Revenues	Income from Operations	Income from Continuing Operations					Revenues	Income from Operations	Earnings Applicable to Common Stock

	(In millions, except per share amounts)							(In millions)
Quarter Ended							Quarter Ended
March 31	$4,859.2	$204.0	$101.6	$113.9	$0.56	$0.63	March 31	$924.2	$141.1	$68.4
June 30	4,378.8	178.3	74.0	93.1	0.41	0.52	June 30	642.3	58.5	18.4
September 30	5,393.4	530.9	306.4	324.4	1.69	1.79	September 30	764.5	83.0	35.6
December 31	4,653.5	420.3	266.6	405.0	1.46	2.22	December 31	684.4	86.5	34.7

Year Ended							Year Ended
December 31	$19,284.9	$1,333.5	$748.6	$936.4	$4.12	$5.16	December 31	$3,015.4	$369.1	$157.1

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

First quarter results include:

  •
  an $11.4 million gain after-tax for the discontinued operations of our High Desert facility,
  •
  a $0.9 million gain after-tax for the discontinued operations of our other nonregulated international operations,
  •
  merger-related costs totaling $1.5 million after-tax, of which BGE recorded $0.5 million after-tax, and
  •
  workforce reduction costs totaling $1.3 million after-tax.

Second quarter results include:

  •
  a $19.1 million gain after-tax for the discontinued operations of our High Desert facility, and
  •
  merger-related costs totaling $6.0 million after-tax, of which BGE recorded $1.6 million after-tax.

Third quarter results include:

  •
  an $18.0 million gain after-tax for the discontinued operations of our High Desert facility,
  •
  workforce reduction costs totaling $13.1 million after-tax, and
  •
  merger-related costs totaling $2.5 million after-tax, of which BGE recorded $0.7 million after-tax.

Fourth quarter results include:

  •
  a $47.1 million gain after-tax on sale of gas-fired plants,
  •
  a $17.9 million gain after-tax on the initial public offering of CEP,
  •
  a $138.4 million gain after-tax for the discontinued operations of our High Desert facility,
  •
  workforce reduction costs totaling $2.6 million after-tax, and
  •
  tax benefits associated with merger-related costs totaling $(4.3) million after-tax, of which BGE recorded $(1.6) million after-tax.

        We discuss these items in Note 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Items 9A and 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The principal executive officers and principal financial officer of both Constellation Energy and BGE have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Constellation Energy's and BGE's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Each of Constellation Energy and BGE maintains a system of internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Management's Reports on Internal Control Over Financial Reporting of each of Constellation Energy and BGE are included in Item 8. Financial Statements and Supplementary Data included in this report. As BGE is not an accelerated filer as defined in Exchange Act Rule 12b-2, its Management's Report on Internal Control Over Financial Reporting is not deemed to be filed for purposes of Section 18 of the Exchange Act as permitted by the rules and regulations of the Securities and Exchange Commission.

Changes in Internal Control

During the quarter ended December 31, 2007, there has been no change in either Constellation Energy's or BGE's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, either Constellation Energy's or BGE's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

BGE meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K for a reduced disclosure format. Accordingly, all items in this section related to BGE are not presented.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors will be set forth under Election of Directors in the Proxy Statement and incorporated herein by reference.

        The information required by this item with respect to executive officers of Constellation Energy Group, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Item 4 of Part I of this Form 10-K under Executive Officers of the Registrant.

Item 11. Executive Compensation

The information required by this item will be set forth under Executive and Director Compensation and Report of Compensation Committee in the Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The additional information required by this item will be set forth under Stock Ownership in the Proxy Statement and incorporated herein by reference.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in item (a))

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	5,097	$58.79	9,245
Equity compensation plans not approved by security holders	1,048	$41.83	—

Total	6,145	$55.90	9,245

The plans that do not require shareholder approval are the Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan (Designated as Exhibit No. 10(p)) and the Constellation Energy Group, Inc. Management Long-Term Incentive Plan (Designated as Exhibit No. 10(q)). A brief description of the material features of each of these plans is set forth below.

2002 Senior Management Long-Term Incentive Plan

The 2002 Senior Management Long-Term Incentive Plan became effective May 24, 2002 and authorized the issuance of up to 4,000,000 shares of Constellation Energy common stock in connection with the grant of equity awards. No further awards will be made under this plan. Any shares covered by an outstanding award that is forfeited or cancelled, expires or is settled in cash will become available for issuance under the shareholder-approved 2007 Long-Term Incentive Plan. Shares delivered pursuant to awards under this plan may be authorized and unissued shares or shares purchased on the open market in accordance with the applicable securities laws. Restricted stock, restricted stock unit, and performance unit award payouts will be accelerated and stock options and stock appreciation rights gains will be paid in cash in the event of a change in control, as defined in the plan. The plan is administered by Constellation Energy's Chief Executive Officer.

Management Long-Term Incentive Plan

The Management Long-Term Incentive Plan became effective February 1, 1998 and authorized the issuance of up to 3,000,000 shares of Constellation Energy common stock in connection with the grant of equity awards. No further awards will be made under this plan. Any shares covered by an outstanding award that is forfeited or cancelled, expires or is settled in cash will become available for issuance under the shareholder-approved 2007 Long-Term Incentive Plan. Shares delivered pursuant to awards under the plan may be authorized and unissued shares or shares purchased on the open market in accordance with applicable securities laws. Restricted stock, restricted stock units, and performance unit award payouts will be accelerated and stock options and stock appreciation rights will become fully exercisable in the event of a change in control, as defined by the plan. The plan is administered by Constellation Energy's Chief Executive Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The additional information required by this item will be set forth under Related Persons Transactions and Determination of Independence in the Proxy Statement and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth under Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for 2008 in the Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:
1.	Financial Statements:
Reports of Independent Registered Public Accounting Firm dated February 26, 2008 of PricewaterhouseCoopers LLP
Consolidated Statements of Income—Constellation Energy Group for three years ended December 31, 2007
Consolidated Balance Sheets—Constellation Energy Group at December 31, 2007 and December 31, 2006
Consolidated Statements of Cash Flows—Constellation Energy Group for three years ended December 31, 2007
Consolidated Statements of Common Shareholders' Equity and Comprehensive Income—Constellation Energy Group for three years ended December 31, 2007
Consolidated Statements of Capitalization—Constellation Energy Group at December 31, 2007 and December 31, 2006
Consolidated Statements of Income—Baltimore Gas and Electric Company for three years ended December 31, 2007
Consolidated Balance Sheets—Baltimore Gas and Electric Company at December 31, 2007 and December 31, 2006
Consolidated Statements of Cash Flows—Baltimore Gas and Electric Company for three years ended December 31, 2007
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
Schedules other than Schedule II are omitted as not applicable or not required.
3.	Exhibits Required by Item 601 of Regulation S-K.
Exhibit Number
*2		—	Agreement and Plan of Share Exchange between Baltimore Gas and Electric Company and Constellation Energy Group, Inc. dated as of February 19, 1999. (Designated as Exhibit No. 2 to the Registration Statement on Form S-4 dated March 3, 1999, File No. 33-64799.)
*2	(a)	—	Agreement and Plan of Reorganization and Corporate Separation (Nuclear). (Designated as Exhibit No. 2(a) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(b)	—	Agreement and Plan of Reorganization and Corporate Separation (Fossil). (Designated as Exhibit No. 2(b) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(c)	—	Purchase and Sale Agreement by and between Constellation Power, Inc. and TPF Generation Holdings, LLC dated as of October 10, 2006. (Designated as Exhibit 2(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*2	(d)	—	Termination and Release Agreement, dated October 24, 2006, by and among Constellation Energy Group, Inc., FPL Group, Inc. and CF Merger Corporation (Designated as Exhibit 2.1 to the Current Report on Form 8-K dated October 25, 2006, File Nos. 1-12869 and 1-1910.)
*3	(a)	—	Articles of Amendment and Restatement of the Charter of Constellation Energy Group, Inc. as of April 30, 1999. (Designated as Exhibit No. 99.2 to the Current Report on Form 8-K dated April 30, 1999, File No. 1-1910.)
*3	(b)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc., as of July 19, 1999. (Designated as Exhibit No. 3(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Nos. 1-12869 and 1-1910.)
*3	(c)	—	Certificate of Correction to the Charter of Constellation Energy Group, Inc. as of September 13, 1999. (Designated as Exhibit No. 3(c) to the Annual Report on Form 10-K for the year ended December 31, 1999, File Nos. 1-12869 and 1-1910.)

*3	(d)	—	Charter of BGE, restated as of August 16, 1996. (Designated as Exhibit No. 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-1910.)
*3	(e)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of November 20, 2001. (Designated as Exhibit No. 3(e) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*3	(f)	—	Bylaws of BGE, as amended to October 16, 1998. (Designated as Exhibit No. 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-1910.)
*3	(g)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of April 10, 2007 (Designated as Exhibit 3(a) to the Current Report on Form 8-K dated April 10, 2007, File No. 1-12869.)
3	(h)	—	Bylaws of Constellation Energy Group, Inc., as amended to February 22, 2008.
*4	(a)	—	Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of March 24, 1999. (Designated as Exhibit No. 4(a) to the Registration Statement on Form S-3 dated March 29, 1999, File No. 333-75217.)
*4	(b)	—	First Supplemental Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of January 24, 2003. (Designated as Exhibit No. 4(b) to the Registration Statement on Form S-3 dated January 24, 2003, File No. 333-102723.)
*4	(c)	—	Supplemental Indenture between BGE and Bankers Trust Company, as Trustee, dated as of June 20, 1995, supplementing, amending and restating Deed of Trust dated February 1, 1919. (Designated as Exhibit No. 4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-1910); as supplemented by Supplemental Indentures dated as of June 15, 1996 (Designated as Exhibit No. 4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996,) and as of June 26, 2000 (Designated as Exhibit 4(c) to the Annual Report on Form 10-K for the year ended December 31, 2006, File Nos. 1-12869 and 1-1910.)
*4	(d)	—	Indenture dated July 1, 1985, between BGE and The Bank of New York (Successor to Mercantile-Safe Deposit and Trust Company), Trustee. (Designated as Exhibit 4(a) to the Registration Statement on Form S-3, File No. 2-98443); as supplemented by Supplemental Indentures dated as of October 1, 1987 (Designated as Exhibit 4(a) to the Current Report on Form 8-K, dated November 13, 1987, File No. 1-1910) and as of January 26, 1993 (Designated as Exhibit 4(b) to the Current Report on Form 8-K, dated January 29, 1993, File No. 1-1910.)
*4	(e)	—	Form of Subordinated Indenture between the Company and The Bank of New York, as Trustee in connection with the issuance of the Junior Subordinated Debentures. (Designated as Exhibit 4(d) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(f)	—	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee in connection with the issuances of the Junior Subordinated Debentures. (Designated as Exhibit 4(e) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(g)	—	Form of Preferred Securities Guarantee (Designated as Exhibit 4(f) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(h)	—	Form of Junior Subordinated Debenture (Designated as Exhibit 4(h) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(i)	—	Form of Amended and Restated Declaration of Trust (including Form of Preferred Security) (Designated as Exhibit 4(c) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(j)	—	Indenture dated as of July 24, 2006 between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit 4(a) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)
*4	(k)	—	Indenture dated as of July 24, 2006 between Baltimore Gas and Electric Company and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit 4(b) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)

*4	(l)	—	First Supplemental Indenture between Baltimore Gas and Electric Company and Deutsche Bank Trust Company Americas, as trustee, dated as of October 13, 2006. (Designated as Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*4	(m)	—	Indenture dated as of June 29, 2007, by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary. (Designated as Exhibit 4.1 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*4	(n)	—	Series Supplement to Indenture dated as of June 29, 2007 by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary (Designated as Exhibit 4.2 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(a)	—	Executive Annual Incentive Plan of Constellation Energy Group, Inc., as amended and restated. (Designated as Exhibit No. 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Nos. 1-12869 and 1-1910.)
*10	(b)	—	Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit No. 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File Nos. 1-12869 and 1-1910.)
*10	(c)	—	Constellation Energy Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated. (Designated as Exhibit No. 10(c) to the Annual Report on Form 10-K for the year ended December 31, 2002, File Nos. 1-12869 and 1-1910.)
*10	(d)	—	Constellation Energy Group, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*10	(e)	—	Amended and restated change in control severance agreement between Constellation Energy Group, Inc. and Thomas V. Brooks. (Designated as Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2005.)
*10	(f)	—	Grantor Trust Agreement Dated as of February 27, 2004 between Constellation Energy Group, Inc. and Citibank, N.A. (Designated as Exhibit No. 10(d) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Nos. 1-12869 and 1-1910.)
*10	(g)	—	Amended and restated change in control severance agreement between Constellation Energy Group, Inc. and Mayo A. Shattuck III. (Designated as Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2005, File Nos. 1-12869 and 1-1910.)
*10	(h)	—	Grantor Trust Agreement dated as of February 27, 2004 between Constellation Energy Group, Inc. and T. Rowe Price Trust Company. (Designated as Exhibit No. 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Nos. 1-12869 and 1-1910.)
*10	(i)	—	Constellation Energy Group, Inc. Benefits Restoration Plan, as amended and restated. (Designated as Exhibit No. 10(m) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*10	(j)	—	Constellation Energy Group, Inc. Supplemental Pension Plan, as amended and restated. (Designated as Exhibit No. 10(d) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Nos. 1-12869 and 1-1910.)
*10	(k)	—	Constellation Energy Group, Inc. Senior Executive Supplemental Plan, as amended and restated. (Designated as Exhibit No. 10(e) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Nos. 1-12869 and 1-1910.)
*10	(l)	—	Constellation Energy Group, Inc. Supplemental Benefits Plan, as amended and restated. (Designated as Exhibit No. 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*10	(m)	—	Constellation Energy Group, Inc. Executive Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)

*10	(n)	—	Constellation Energy Group, Inc. 2002 Executive Annual Incentive Plan, as amended and restated. (Designated as Exhibit 10(o) to the Annual Report on Form 10-K for the year ended December 31, 2006, File Nos. 1-12869 and 1-1910.)
*10	(o)	—	Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*10	(p)	—	Constellation Energy Group, Inc. Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*10	(q)	—	Summary of Constellation Energy Group, Inc. Board of Directors Non-Employee Director Compensation Program. (Designated as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2004, File Nos. 1-12869 and 1-1910.)
*10	(r)	—	Constellation Energy Group, Inc. 2007 Long-Term Incentive Plan. (Designated as Exhibit 10(t) to the Annual Report on Form 10-K for the year ended December 31, 2006, File Nos. 1-12869 and 1-1910.)
*10	(s)	—	Investor Agreement, dated July 20, 2007, by and between Constellation Energy Group, Inc. and Electricite de France International, SA (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated July 25, 2007, File No. 1-12869.)
*10	(t)	—	Agreed Upon Departure Term Sheet, dated May 18, 2007, by and between Constellation Energy Group, Inc. and E. Follin Smith (Designated as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File Nos. 1-12869 and 1-1910.)
*10	(u)	—	Letter Agreement, dated October 31, 2007, by and between Constellation Energy Group, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Associates, London Branch (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated November 1, 2007, File No. 1-12869.)
*10	(v)	—	Rate Stabilization Property Purchase and Sale Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as seller (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(w)	—	Rate Stabilization Property Service Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as servicer (Designated as Exhibit 10.2 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(x)	—	Administration Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as administrator (Designated as Exhibit 10.3 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(y)	—	Amended and restated change in control severance agreement between Constellation Energy Group, Inc. and John R. Collins (Designated as Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 1-12869 and 1-1910.)
12	(a)	—	Constellation Energy Group, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
12	(b)	—	Baltimore Gas and Electric Company and Subsidiaries Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
21		—	Subsidiaries of the Registrant.
23		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31	(a)	—	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	—	Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(d)	—	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	—	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	—	Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(d)	—	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
	(In millions)
Reserves deducted in the Balance Sheet from the assets to which they apply:
Constellation Energy
Accumulated Provision for Uncollectibles
2007	$48.9	$31.3	$—		$(35.3)	(A)	$44.9
2006	47.4	29.7	—		(28.2)	(A)	48.9
2005	43.1	30.9	—		(26.6)	(A)	47.4
Valuation Allowance
Net unrealized (gain) loss on available for sale securities
2007	(18.5)	—	1.2	(B)	—		(17.3)
2006	0.6	—	(19.1)	(B)	—		(18.5)
2005	0.1	—	0.5	(B)	—		0.6
Net unrealized (gain) loss on nuclear decommissioning trust funds
2007	(206.1)	—	(50.6)	(B)	—		(256.7)
2006	(110.3)	—	(95.8)	(B)	—		(206.1)
2005	(73.3)	—	(37.0)	(B)	—		(110.3)
BGE
Accumulated Provision for Uncollectibles
2007	16.1	21.0	—		(16.0)	(A)	21.1
2006	13.0	18.1	—		(15.0)	(A)	16.1
2005	13.0	14.1	—		(14.1)	(A)	13.0
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

CONSTELLATION ENERGY GROUP, INC. (REGISTRANT)
Date: February 26, 2008	By	/s/	MAYO A. SHATTUCK III
Mayo A. Shattuck III Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Constellation Energy Group, Inc., the Registrant, and in the capacities and on the dates indicated.

Signature			Title	Date

Principal executive officer and director:
By	/s/	M. A. Shattuck III	Chairman of the Board, President, Chief Executive Officer, and Director	February 26, 2008
M. A. Shattuck III
Principal financial officer:
By	/s/	J. R. Collins	Executive Vice President and Chief Financial Officer	February 26, 2008
J. R. Collins
Principal accounting officer:
By	/s/	R. K. Feuerman	Vice President, Controller and Chief Accounting Officer	February 26, 2008
R. K. Feuerman
Directors:
/s/		Y. C. de Balmann	Director	February 26, 2008
Y. C. de Balmann
/s/		A. C. Berzin	Director	February 26, 2008
A. C. Berzin
/s/		J. T. Brady	Director	February 26, 2008
J. T. Brady
/s/		E. A. Crooke	Director	February 26, 2008
E. A. Crooke
/s/		J. R. Curtiss	Director	February 26, 2008
J. R. Curtiss

/s/	F. A. Hrabowski, III	Director	February 26, 2008
F. A. Hrabowski, III
/s/	N. Lampton	Director	February 26, 2008
N. Lampton
/s/	R. J. Lawless	Director	February 26, 2008
R. J. Lawless
/s/	J. L. Skolds	Director	February 26, 2008
J. L. Skolds
/s/	M. D. Sullivan	Director	February 26, 2008
M. D. Sullivan

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Baltimore Gas and Electric Company, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIMORE GAS AND ELECTRIC COMPANY (REGISTRANT)
February 26, 2008	By	/s/	KENNETH W. DEFONTES, JR.
Kenneth W. DeFontes, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baltimore Gas and Electric Company, the Registrant, and in the capacities and on the dates indicated.

Signature			Title	Date

Principal executive officer and director:
By	/s/	K. W. DeFontes, Jr.	President, Chief Executive Officer, and Director	February 26, 2008
K. W. DeFontes, Jr.
Principal financial and accounting officer:
By	/s/	J. R. Collins	Senior Vice President and Chief Financial Officer	February 26, 2008
J. R. Collins
Directors:
/s/		T. F. Brady	Chairman of the Board of Directors	February 26, 2008
T. F. Brady
/s/		M. A. Shattuck III	Director	February 26, 2008
M. A. Shattuck III

EXHIBIT INDEX

Exhibit Number
*2		—	Agreement and Plan of Share Exchange between Baltimore Gas and Electric Company and Constellation Energy Group, Inc. dated as of February 19, 1999. (Designated as Exhibit No. 2 to the Registration Statement on Form S-4 dated March 3, 1999, File No. 33-64799.)
*2	(a)	—	Agreement and Plan of Reorganization and Corporate Separation (Nuclear). (Designated as Exhibit No. 2(a) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(b)	—	Agreement and Plan of Reorganization and Corporate Separation (Fossil). (Designated as Exhibit No. 2(b) to the Current Report on Form 8-K dated July 7, 2000, File Nos. 1-12869 and 1-1910.)
*2	(c)	—	Purchase and Sale Agreement by and between Constellation Power, Inc. and TPF Generation Holdings, LLC dated as of October 10, 2006. (Designated as Exhibit 2(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*2	(d)	—	Termination and Release Agreement, dated October 24, 2006, by and among Constellation Energy Group, Inc., FPL Group, Inc. and CF Merger Corporation (Designated as Exhibit 2.1 to the Current Report on Form 8-K dated October 25, 2006, File Nos. 1-12869 and 1-1910.)
*3	(a)	—	Articles of Amendment and Restatement of the Charter of Constellation Energy Group, Inc. as of April 30, 1999. (Designated as Exhibit No. 99.2 to the Current Report on Form 8-K dated April 30, 1999, File No. 1-1910.)
*3	(b)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc., as of July 19, 1999. (Designated as Exhibit No. 3(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File Nos. 1-12869 and 1-1910.)
*3	(c)	—	Certificate of Correction to the Charter of Constellation Energy Group, Inc. as of September 13, 1999. (Designated as Exhibit No. 3(c) to the Annual Report on Form 10-K for the year ended December 31, 1999, File Nos. 1-12869 and 1-1910.)
*3	(d)	—	Charter of BGE, restated as of August 16, 1996. (Designated as Exhibit No. 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-1910.)
*3	(e)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of November 20, 2001. (Designated as Exhibit No. 3(e) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*3	(f)	—	Bylaws of BGE, as amended to October 16, 1998. (Designated as Exhibit No. 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-1910.)
*3	(g)	—	Articles Supplementary to the Charter of Constellation Energy Group, Inc. as of April 10, 2007 (Designated as Exhibit 3(a) to the Current Report on Form 8-K dated April 10, 2007, File No. 1-12869.)
3	(h)	—	Bylaws of Constellation Energy Group, Inc., as amended to February 22, 2008.
*4	(a)	—	Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of March 24, 1999. (Designated as Exhibit No. 4(a) to the Registration Statement on Form S-3 dated March 29, 1999, File No. 333-75217.)
*4	(b)	—	First Supplemental Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of January 24, 2003. (Designated as Exhibit No. 4(b) to the Registration Statement on Form S-3 dated January 24, 2003, File No. 333-102723.)
*4	(c)	—	Supplemental Indenture between BGE and Bankers Trust Company, as Trustee, dated as of June 20, 1995, supplementing, amending and restating Deed of Trust dated February 1, 1919. (Designated as Exhibit No. 4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-1910); as supplemented by Supplemental Indentures dated as of June 15, 1996 (Designated as Exhibit No. 4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996,) and as of June 26, 2000 (Designated as Exhibit 4(c) to the Annual Report on Form 10-K for the year ended December 31, 2006, File Nos. 1-12869 and 1-1910.)

*4	(d)	—	Indenture dated July 1, 1985, between BGE and The Bank of New York (Successor to Mercantile-Safe Deposit and Trust Company), Trustee. (Designated as Exhibit 4(a) to the Registration Statement on Form S-3, File No. 2-98443); as supplemented by Supplemental Indentures dated as of October 1, 1987 (Designated as Exhibit 4(a) to the Current Report on Form 8-K, dated November 13, 1987, File No. 1-1910) and as of January 26, 1993 (Designated as Exhibit 4(b) to the Current Report on Form 8-K, dated January 29, 1993, File No. 1-1910.)
*4	(e)	—	Form of Subordinated Indenture between the Company and The Bank of New York, as Trustee in connection with the issuance of the Junior Subordinated Debentures. (Designated as Exhibit 4(d) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(f)	—	Form of Supplemental Indenture between the Company and The Bank of New York, as Trustee in connection with the issuances of the Junior Subordinated Debentures. (Designated as Exhibit 4(e) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(g)	—	Form of Preferred Securities Guarantee (Designated as Exhibit 4(f) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(h)	—	Form of Junior Subordinated Debenture (Designated as Exhibit 4(h) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(i)	—	Form of Amended and Restated Declaration of Trust (including Form of Preferred Security) (Designated as Exhibit 4(c) to the Registration Statement on Form S-3 dated August 5, 2003, File No. 333-107681.)
*4	(j)	—	Indenture dated as of July 24, 2006 between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit 4(a) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)
*4	(k)	—	Indenture dated as of July 24, 2006 between Baltimore Gas and Electric Company and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit 4(b) to the Registration Statement on Form S-3 filed July 24, 2006, File No. 333-135991.)
*4	(l)	—	First Supplemental Indenture between Baltimore Gas and Electric Company and Deutsche Bank Trust Company Americas, as trustee, dated as of October 13, 2006. (Designated as Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*4	(m)	—	Indenture dated as of June 29, 2007, by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary. (Designated as Exhibit 4.1 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*4	(n)	—	Series Supplement to Indenture dated as of June 29, 2007 by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary (Designated as Exhibit 4.2 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(a)	—	Executive Annual Incentive Plan of Constellation Energy Group, Inc., as amended and restated. (Designated as Exhibit No. 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Nos. 1-12869 and 1-1910.)
*10	(b)	—	Constellation Energy Group, Inc. 1995 Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit No. 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File Nos. 1-12869 and 1-1910.)
*10	(c)	—	Constellation Energy Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated. (Designated as Exhibit No. 10(c) to the Annual Report on Form 10-K for the year ended December 31, 2002, File Nos. 1-12869 and 1-1910.)
*10	(d)	—	Constellation Energy Group, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated. (Designated as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*10	(e)	—	Amended and restated change in control severance agreement between Constellation Energy Group, Inc. and Thomas V. Brooks. (Designated as Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 2005.)
*10	(f)	—	Grantor Trust Agreement Dated as of February 27, 2004 between Constellation Energy Group, Inc. and Citibank, N.A. (Designated as Exhibit No. 10(d) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Nos. 1-12869 and 1-1910.)
*10	(g)	—	Amended and restated change in control severance agreement between Constellation Energy Group, Inc. and Mayo A. Shattuck III. (Designated as Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2005, File Nos. 1-12869 and 1-1910.)

*10	(h)	—	Grantor Trust Agreement dated as of February 27, 2004 between Constellation Energy Group, Inc. and T. Rowe Price Trust Company. (Designated as Exhibit No. 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Nos. 1-12869 and 1-1910.)
*10	(i)	—	Constellation Energy Group, Inc. Benefits Restoration Plan, as amended and restated. (Designated as Exhibit No. 10(m) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*10	(j)	—	Constellation Energy Group, Inc. Supplemental Pension Plan, as amended and restated. (Designated as Exhibit No. 10(d) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Nos. 1-12869 and 1-1910.)
*10	(k)	—	Constellation Energy Group, Inc. Senior Executive Supplemental Plan, as amended and restated. (Designated as Exhibit No. 10(e) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Nos. 1-12869 and 1-1910.)
*10	(l)	—	Constellation Energy Group, Inc. Supplemental Benefits Plan, as amended and restated. (Designated as Exhibit No. 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2001, File Nos. 1-12869 and 1-1910.)
*10	(m)	—	Constellation Energy Group, Inc. Executive Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*10	(n)	—	Constellation Energy Group, Inc. 2002 Executive Annual Incentive Plan, as amended and restated. (Designated as Exhibit 10(o) to the Annual Report on Form 10-K for the year ended December 31, 2006, File Nos. 1-12869 and 1-1910.)
*10	(o)	—	Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*10	(p)	—	Constellation Energy Group, Inc. Management Long-Term Incentive Plan, as amended and restated. (Designated as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File Nos. 1-12869 and 1-1910.)
*10	(q)	—	Summary of Constellation Energy Group, Inc. Board of Directors Non-Employee Director Compensation Program. (Designated as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2004, File Nos. 1-12869 and 1-1910.)
*10	(r)	—	Constellation Energy Group, Inc. 2007 Long-Term Incentive Plan. (Designated as Exhibit 10(t) to the Annual Report on Form 10-K for the year ended December 31, 2006, File Nos. 1-12869 and 1-1910.)
*10	(s)	—	Investor Agreement, dated July 20, 2007, by and between Constellation Energy Group, Inc. and Electricite de France International, SA (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated July 25, 2007, File No. 1-12869.)
*10	(t)	—	Agreed Upon Departure Term Sheet, dated May 18, 2007, by and between Constellation Energy Group, Inc. and E. Follin Smith (Designated as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File Nos. 1-12869 and 1-1910.)
*10	(u)	—	Letter Agreement, dated October31, 2007, by and between Constellation Energy Group, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Associates, London Branch (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated November 1, 2007, File No. 1-12869.)
*10	(v)	—	Rate Stabilization Property Purchase and Sale Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as seller (Designated as Exhibit 10.1 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(w)	—	Rate Stabilization Property Service Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as servicer (Designated as Exhibit 10.2 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(x)	—	Administration Agreement dated as of June 29, 2007 by and between RSB BondCo LLC and Baltimore Gas and Electric Company, as administrator (Designated as Exhibit 10.3 to the Current Report on Form 8-K dated July 5, 2007, File No. 1-1910.)
*10	(y)	—	Amended and restated change in control severance agreement between Constellation Energy Group, Inc. and John R. Collins (Designated as Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 2005, File Nos. 1-12869 and 1-1910.)
12	(a)	—	Constellation Energy Group, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

12	(b)	—	Baltimore Gas and Electric Company and Subsidiaries Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.
21		—	Subsidiaries of the Registrant.
23		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31	(a)	—	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	—	Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(d)	—	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	—	Certification of Chairman of the Board, President and Chief Executive Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	—	Certification of Executive Vice President and Chief Financial Officer of Constellation Energy Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(c)	—	Certification of President and Chief Executive Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(d)	—	Certification of Senior Vice President and Chief Financial Officer of Baltimore Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Incorporated by Reference.