Form 10-K/A
period 2011-12-31
CONSTELLATION ENERGY GROUP INC
filed 2012-04-27
CIK 1004440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

Commission file number	Exact name of registrant as specified in its charter	IRS Employer Identification No.
1-12869	CONSTELLATION ENERGY GROUP, INC.	52-1964611

MARYLAND

(States of incorporation)

100 CONSTELLATION WAY, BALTIMORE, MARYLAND 21202
(Address of principal executive offices) (Zip Code)

410-470-2800

(Registrants’ telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class		Name of each exchange on which registered
Constellation Energy Group, Inc. Common Stock—Without Par Value		New York Stock Exchange, Inc. Chicago Stock Exchange, Inc.

Constellation Energy Group, Inc. Series A Junior Subordinated Debentures	}	New York Stock Exchange

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

Indicate by check mark whether Constellation Energy Group, Inc. has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether Constellation Energy Group, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether Constellation Energy Group, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No ☒

Aggregate market value of Constellation Energy Group, Inc. Common Stock, without par value, held by non-affiliates as of June 30, 2011 was approximately $7,621,809,578 based upon New York Stock Exchange composite transaction closing price.

CONSTELLATION ENERGY GROUP, INC. COMMON STOCK, WITHOUT PAR VALUE

202,298,952 SHARES OUTSTANDING ON MARCH 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Form 10-K/A amends Items 10, 11, 12, 13 and 14 and includes exhibits under Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2011 filed by Constellation Energy Group, Inc. (Constellation Energy) on February 29, 2012.  In this Report, these items were incorporated by reference from Constellation Energy’s proxy statement.  As a result of the transactions described below, Constellation Energy ceased to exist as a separate entity and will not file a proxy statement as it will not hold an annual meeting of shareholders.  Accordingly, Items 10, 11, 12, 13 and 14 of Form 10-K are being filed via this Form 10-K/A, as well as Exhibits 31(e) and 31(f) under Item 15.

On March 12, 2012, Constellation Energy merged with Bolt Acquisition Corporation, a wholly-owned subsidiary of Exelon Corporation (Exelon), in accordance with an Agreement and Plan of Merger, dated as of April 28, 2011, by and among Constellation, Exelon and Bolt Acquisition Corporation, and became a wholly-owned subsidiary of Exelon (the Merger).  Immediately following the completion of the Merger, Constellation Energy merged with and into Exelon, with Exelon surviving the merger (the Upstream Merger). The separate existence of Constellation Energy ceased and each share of Constellation Energy common stock issued and outstanding immediately prior to the Upstream Merger was cancelled and retired.  Because Exelon survived the Upstream Merger, Exelon is signing this Form 10-K/A, and the principal executive and principal financial officers of Exelon are providing the required certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as Exhibits 31(e) and 31(f) under Item 15.

This Form 10-K/A does not amend or update any other information set forth in the Form 10-K originally filed by Constellation Energy on February 29, 2012.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As discussed in the Explanatory Note, following the Upstream Merger on March 12, 2012, the separate existence of Constellation Energy ceased.  As a result, Constellation Energy’s Board of Directors ceased to exist and there are no directors for which to report the information required by this item.

The information required by this item with respect to executive officers of Constellation Energy, pursuant to Instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Item 4 of Part I of this Form 10-K under Executive Officers of the Registrant.

Committees of the Board of Directors

Prior to the Upstream Merger discussed in the Explanatory Note, the Board of Directors had the following committees:

Executive Committee: This committee was authorized to exercise all of the powers of the Board of Directors, except that it could not authorize dividends or the issuance of stock (except in certain limited circumstances authorized by the Board of Directors), recommend to shareholders any action requiring shareholder approval, amend the bylaws, or approve mergers or share exchanges that did not require shareholder approval. The committee met one time in 2011. Mayo A. Shattuck III was Chairman, and James T. Brady, James R. Curtiss, Robert J. Lawless and Freeman Hrabowski, III were members.

Audit Committee: This committee oversaw Constellation Energy’s auditing, accounting, financial reporting, risk management, corporate compliance and internal control functions as set forth in its charter. The committee also approved the services provided by Constellation Energy’s independent registered public accounting firm, and monitored and evaluated its performance, the fees paid, and the compatibility of the non-audit services provided by the firm with maintaining the firm’s independence. Each member of the committee was an “audit committee financial expert” as that term is defined in the applicable rules of the Securities and Exchange Commission (SEC), and “financially literate” as that term is defined in the listing standards of the New York Stock Exchange (NYSE).  The committee met eight times in 2011. Mr. Brady was Chairman, and John L. Skolds, Michael D. Sullivan and Ann C. Berzin were members.

Committee on Nuclear Power: This committee advised the Board of Directors on Constellation Energy’s participation in a joint venture with Électricité de France, relating to a nuclear generation and operation business. The committee met five times in 2011. Mr. Curtiss was Chairman, and Nancy Lampton and Mr. Skolds were members.

Compensation Committee: With respect to compensation and benefits matters, this committee was responsible for:

•          reviewing and recommending to the Board of Directors compensation for directors,

•          establishing total compensation for the chief executive officer and other executive officers,

•          reviewing and approving the goals and objectives relevant to the chief executive officer’s compensation, evaluating the chief executive officer’s performance in light of those goals and objectives and setting the chief executive officer’s compensation level based on this evaluation,

•          establishing the design of benefit plans in which directors and executive officers participate,

•          establishing and periodically reviewing policies concerning perquisites and fringe benefits for the chief executive officer and other executive officers,

•          approving the terms of any severance, change in control or employment contract for the chief executive officer and other executive officers,

•          reviewing and discussing with management the Compensation Discussion and Analysis to be included in the proxy statement, recommending inclusion of the Compensation Discussion and Analysis in the proxy statement to the Board of Directors and reviewing any other material disclosure concerning compensation matters,

•          reviewing and discussing with management Constellation Energy’s disclosure controls and procedures relating to executive compensation matters,

•          reviewing and discussing with management its assessment as to whether risks arising from Constellation Energy’s compensation policies and practices for its employees are reasonably likely to have a material adverse effect on Constellation Energy and any proposed disclosures related to such assessment,

•        reviewing and making recommendations to the Board of Directors with respect to proposals to be submitted for shareholder advisory votes relating to the compensation of Constellation Energy’s named executive officers and the frequency of the vote on such compensation,

•            reviewing and making recommendations to the Board of Directors with respect to executive incentive compensation plans and equity-based plans, and

•          approving and periodically reviewing director and executive officer stock ownership guidelines.

This committee also reviewed the recommendations of the chief executive officer for candidates for positions as executive officers of Constellation Energy and recommended candidates to the Board of Directors. The committee also oversaw succession planning for the chief executive officer and senior management. The committee met six times in 2011. Mr. Lawless was Chairman, and Yves C. de Balmann and Dr. Hrabowski were members. Information on the roles of executive officers and compensation consultants in determining or recommending the amount or form of executive and director compensation is provided under Compensation Discussion and Analysis and Director Compensation in Item 11 below.

Nominating and Corporate Governance Committee: This committee considered and recommended to the Board of Directors nominees for election as directors, including nominees recommended by shareholders. It oversaw corporate governance, Board of Directors composition, annual evaluations of the Board of Directors and its committees, and committee structure, membership and functions. The committee periodically reviewed Constellation Energy’s Corporate Governance Guidelines and Principles of Business Integrity. The committee met three times in 2011. Dr. Hrabowski was Chairman, and Messrs. de Balmann and Lawless were members.

The Audit, Compensation and Nominating and Corporate Governance Committees were composed entirely of independent directors under NYSE listing standards, SEC requirements and other applicable laws, rules and regulations.

Prior to the Upstream Merger, Constellation Energy maintained Principles of Business Integrity, a code of ethics which applied to all of our directors, officers and employees, including the chief executive officer, chief financial officer and chief accounting officer. Constellation Energy posted the Principles of Business Integrity and any amendments to, or waivers of, the Principles of Business Integrity applicable to its chief executive officer, chief financial officer or chief accounting officer on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

Constellation Energy’s directors and executive officers were required to file initial reports of ownership and reports of changes of ownership of Constellation Energy common stock with the SEC. Based upon a review of these filings and written representations from the Constellation Energy directors and executive officers, all required filings were timely made.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

In this compensation discussion and analysis, we explain our general compensation philosophy for the executives named in the 2011 Summary Compensation Table, our named executive officers, as well as provide an overview and analysis of the different material elements of compensation that we provide our named executive officers. We have organized our discussion and analysis as follows:

•                  First, we provide an executive summary of the 2011 compensation decisions for our named executive officers.

•                  Second, we discuss our 2011 strategic business objectives and how they affected executive compensation.

•                  Next, we give a broad overview of our compensation philosophy, the objectives of our compensation program and what our compensation program is designed to reward.

•                  Then, we discuss our use of compensation consultants and our approach to benchmarking the compensation for each of the named executive officers.

•                  Finally, we describe each material element of compensation that we pay to our named executive officers, how we selected the various elements and amounts of compensation, how decisions we make about one element of compensation fit into our overall compensation program and affect decisions regarding other elements of compensation.

Executive Summary

Constellation Energy 2011 Performance

On April 28, 2011, Constellation Energy agreed to merge with Exelon Corporation (Exelon).  The merger was completed on March 12, 2012, creating the nation’s leading competitive energy producer and America’s largest clean energy fleet. Much of our focus during 2011 was on supporting the activities that would help us to complete the merger and drive successful integration.  Notwithstanding the significant merger related efforts during 2011, we continued to focus on successful achievement of our 2011 stand-alone company financial and operational objectives.

•                  We achieved earnings that, excluding Hurricane Irene storm costs and mark-to-market accounting timing losses that do not affect the underlying solid performance of our business, were within our guidance range.

•                  We supported the continued growth of our wholesale and retail energy supply business:

o                 We expanded our national customer base to more than 1 million retail customers through organic growth and our acquisitions of MXenergy Holdings, Inc. and Star Electricity, Inc.  We further diversified the geographic scope of our business, gaining a stronger foothold in markets where we see expanding opportunities.

o                 We strengthened our position as a leading provider of clean energy and innovative products and services aimed at helping our customers more effectively manage their costs.

•                  Our regulated electric and gas utility, Baltimore Gas and Electric Company (BGE), continued to invest in safety and reliability, and is an industry leader in operating efficiency.  In particular, BGE:

o                 Delivered steady performance and improved year-over-year adjusted earnings (excluding Hurricane Irene storm costs for 2011),

o                 Mobilized a restoration force in the devastating aftermath of Hurricane Irene which resulted in power restoration at a pace 20% faster than during Hurricane Isabel in 2003, and

o                 Remains on track to deploy its ambitious Smart Grid initiative that is intended to improve service and reliability and facilitate customer savings.

•                  Our fossil generation business successfully integrated recently acquired power plants as part of a continuing strategy to balance our load obligations in markets where we have a growing competitive presence.

•                  Our nuclear generation business continued to lead the industry in reliability as evidenced by a capability factor of 91 percent.

Pay for Performance Philosophy

Constellation Energy rewards executives through compensation programs that are designed to establish a strong relationship between executive pay and Company performance based on the achievement of enterprise-wide goals.  As a result, a high proportion (85%) of our named executive officers’ compensation is performance-based in the form of short-term and long-term incentive opportunities that maintain the link between compensation and performance.

Base salary and target incentive opportunity are set based on the market median.  An executive may earn above-median pay based upon company and executive performance against pre-established target objectives.

Short-term incentive metrics are aligned with and support the corporate strategic plan and provide potential payouts based on meeting annual objectives.  As described in Material Elements of Compensation beginning on page 10, Constellation Energy met or exceeded all but three of the 29 short-term incentive performance goals, resulting in the creation of the incentive pool from which the short-term incentive award payouts to the named executive officers for 2011 performance were made.

The long-term incentive opportunity rewards sustained total shareholder return (TSR) and stock price performance.  For 2011, long-term incentive awards were split evenly between: 1) performance units that vest at the end of three years and reward our named executive officers only if the value delivered to Constellation Energy shareholders exceeds the value delivered by the peer companies; and 2) stock options that vest ratably over three years and only create value for the recipients when the stock price increases.

Differences between Constellation Energy Compensation Approach and SEC Reporting Requirements

We note that several of the elements and the timing of the compensation program as administered annually by the Compensation Committee do not directly correspond to the information set forth in the tables required to be included in this disclosure pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  As discussed below in Use of Compensation Consultants and Benchmarking, each February after performance results for the prior year are finalized and publicly announced, short- and long-term incentive payouts for the prior performance period are determined and base salary changes and long-term incentive grants are approved for each executive officer, including the named executive officers, by the Compensation Committee.

As a result, the way in which the Compensation Committee makes compensation decisions for our named executive officers differs from the SEC reporting requirements.  These differences are highlighted in the treatment of our CEO’s 2011 short- and long-term incentive awards.

•                  The total value of the 2011 short-term incentive awarded by the Committee is $5.5 million delivered in fully vested stock units with a sale restriction that expires December 26, 2012. A portion ($3.0 million) of the shares received by Mr. Shattuck upon lapse of the sale restriction, net of any shares withheld to pay taxes, must be held by him until he terminates employment.  The Committee structured the short-term incentive award in this way to align this award with ongoing shareholder interests.  The SEC requires that the stock award be reflected in the Stock Awards column in the year in which it was granted, regardless of the performance year for which the stock was awarded, therefore the value of this award will not be shown in the 2011 Summary Compensation Table.

•                  The Compensation Committee’s approach with respect to long-term incentive awards is to determine the long-term incentive grant amount based on the prior year’s performance and the Committee’s consideration of current executive compensation trends and other information.  However, the SEC requires that the stock and option awards be reflected in the Summary Compensation Table in the year they were granted.

To demonstrate the Compensation Committee’s approach to executive compensation administration, the table below summarizes, for our chief executive officer, the Committee’s total reward approach as administered in 2008 through 2012 for performance in 2007 through 2011.  This table includes base salary paid during the year indicated and the short- and long-term incentives awarded in the February following the year indicated.

Performance Year	Salary ($)	Short-Term Incentive ($)	Long-Term Incentives (Grant Date Value) ($)	Total ($)
2011	1,300,000	5,500,000	5,200,000	12,000,000
2010	1,300,000	5,500,000	5,200,000	12,000,000
2009	1,300,000	4,500,000	6,200,000	12,000,000
2008	1,290,385	—	6,500,000	7,790,385
2007	1,201,923	5,500,000	8,500,000	15,201,923

Another area that highlights the difference between Constellation Energy’s view of compensation and the way the SEC requires information to be reported relates to the change in pension value. The 2011 Summary Compensation Table includes a change in value associated with retirement plans which is factored into the Total column.  As described later in this disclosure, Mr. Shattuck is vested in a supplemental retirement plan that is designed to provide a competitive total compensation and benefits package.  In 2011 Mr. Shattuck’s supplemental retirement benefit value increased; however, Mr. Shattuck has received no distribution of funds from the plan.  While the value of his benefit will increase or decrease from year to year, the plan was offered to Mr. Shattuck when he was recruited to manage the company in 2001 and the plan benefit formula has not been modified during Mr. Shattuck’s tenure with Constellation Energy. While the Compensation Committee considers the value of Mr. Shattuck’s pension in determining his overall compensation, the year-over-year change in value may increase or decrease each year based upon factors such as discount rates, age and mortality assumptions that are beyond the control of the Compensation Committee.  The change in value is therefore not included in the table above.

Relationship between Executive Compensation and Performance for 2011 and Past Five Years

In February 2012, the Compensation Committee determined not to increase Mr. Shattuck’s base pay and awarded him short- and long-term incentive awards with a value equal to those awarded in February 2011, as shown in the table above.

In making these compensation determinations, the Compensation Committee considered that Mr. Shattuck directed Constellation Energy in a manner that enabled it to meet or exceed all but three of the 29 metrics established for 2011 performance. The Committee also noted that Constellation Energy performed well in a challenging economic environment in which power prices remained low and severe weather affected operations from Maryland to Texas, increasing total shareholder return during 2011 as compared to 2010.  Despite these significant achievements and Mr. Shattuck’s extraordinary contributions to the merger negotiations and subsequent integration planning, the Compensation Committee concluded that total CEO compensation should remain flat.  The Committee also delivered Mr. Shattuck’s short-term incentive award in equity, a portion of which that may not be sold by him prior to termination of employment, so that the value he ultimately receives is tied directly to Constellation Energy’s (and now Exelon’s) stock price.

Following the economic recession that began during 2008, Constellation Energy implemented a series of strategic and restructuring initiatives to improve liquidity, reduce business risk, focus on core strengths and maintain credit metrics consistent with an investment grade rating.  The success of these efforts is reflected in Constellation Energy’s TSR which has significantly improved such that a $100 investment in Constellation Energy common stock at the end of 2008 had a value of $173 at the end of 2011.  The table below shows Constellation Energy’s TSR over this time period as compared to Mr. Shattuck’s compensation based on the Compensation Committee’s approach to executive compensation, which has remained flat.

Pay-for-Performance

Executive Compensation Practices

In addition to establishing a pay-for-performance culture, Constellation Energy has instituted the following exemplary executive compensation practices:

•                  Constellation Energy has no individual change in control or employment agreements with any executive officer.  All named executive officers are currently covered under the same standard severance arrangements as the employees in their respective business units.

•                  The Compensation Committee has adopted a claw back policy that applies to all executive officers with respect to all short-term and long-term incentives as more fully described in Claw Back Policy on page 18.

•                  Constellation Energy does not provide tax gross-ups on perquisites received by our executive officers, except for relocation benefits, which gross-up is provided to all employees.

•                  Perquisites provided to executives are reviewed annually by the Compensation Committee and are not excessive in form or amount as compared to the Energy Peers listed in Benchmarking.

•                  Constellation Energy’s insider trading policy prohibits all employees, including the named executive officers, from using company stock in any hedging activities.

•                  The Compensation Committee has retained its own independent compensation consultant since 2007 and also retains its own legal counsel.

•                  Short- and long-term incentives are designed to mitigate unnecessary risk.  Short-term incentives use multiple performance metrics that include qualitative as well as quantitative measures that align the focus of leaders across the organization on more than just financial goals.  Long-term incentives focus on metrics that are directly tied to shareholder value and are delivered in overlapping three-year performance cycles, which decreases the focus on results in any one performance period.

•                  Constellation Energy’s executive officers are subject to stock ownership requirements that exceed those of the Energy Peers listed in Benchmarking and create alignment with shareholder interests.

•                  Constellation Energy has never repriced outstanding stock options even at a time when a significant portion of outstanding options are out-of-the-money.

•                  Constellation Energy does not provide guaranteed bonuses to our named executive officers.

•                  The Compensation Committee has structured the payout for the 2011 short-term incentive award for the Chief Executive Officer such that the award is payable in fully vested stock units with a sale restriction.  A portion of the shares received upon lapse of the sale restriction, net of any shares withheld to pay taxes, must be held by the CEO until he terminates employment, thus aligning the award with long-term shareholder interests.

•                  Constellation Energy benchmarks its named executive officers’ compensation target opportunity against the 50th percentile of the benchmark data for the peer groups (discussed in Benchmarking beginning on page 9).

Executive Compensation Framework

We began 2011 with a vision to grow our generation portfolio in strategic markets, leverage technology and innovation to strengthen customer relationships, improve system reliability, and continue to drive corporate-wide efficiency. As a result, the 2011 short-term incentive program consisted of financial, customer, process, and people and knowledge objectives to position the company for strong, sustained growth in 2011 and beyond.  The funding mechanism for the 2011 short-term incentive pool was based on an assessment of successful achievement of several objectives including the following:

•                  Financial Objectives

o                 Focus on profitable operations

o                 Ensure capital availability and efficiency

o                 Make disciplined investments to support a balanced portfolio

•                  Customer Objectives

o                 Establish Constellation Energy as a “respected brand”

•                  Process Objectives

o                 Practice environmental stewardship

o                 Operate safely and reliably

o                 Be a policy thought leader and advocate

o                 Positively impact and actively engage the communities in which we live and work

o                 Optimize generation to balance load

o                 Grow the customer supply business

•                  People and Knowledge Objectives

o                 Develop our people and leaders

o                 Embrace diversity and inclusion

o                 Drive a high-performance and collaborative culture

The Compensation Committee determined that the overall structure of the programs, including the use of annual performance-based awards and long-term awards consisting of stock options and performance units, continue to serve the Committee’s stated purpose of paying for performance and alignment with shareholder interests.  As a consequence, the overall structure of Constellation Energy’s 2011 compensation program remained largely unchanged from prior years.

Following the 2011 advisory vote on compensation of named executive officers, the Compensation Committee determined that they would consider revising the short-term incentive program design for 2012 to make the connection between company performance and short-term incentive payouts more objective and establishing maximum payouts for each of the named executive officers.  However, due to Constellation Energy’s merger with Exelon, these changes were not implemented.  In addition, in light of the advisory vote, the Committee also elected to deliver the 2011 short-term incentive award for Mr. Shattuck entirely in fully vested stock units with a sale restriction to align this award with ongoing shareholder interests.

Executive Compensation Objectives and Major Policies

In structuring the compensation program for our named executive officers, the Compensation Committee traditionally has taken into account that we have multiple businesses. For 2011, that included considering:

•                  BGE, a regulated electric and gas public utility in central Maryland

•                  Constellation Energy’s Generation business, which:

o                 develops, owns, owns interests in and operates electric generation facilities and a fuel processing facility located in various regions of the United States and Canada; and

o                 manages certain contractually controlled physical assets, including generating facilities and owns an interest in a joint venture that owns and operates nuclear generating facilities.

•                  Constellation Energy’s NewEnergy business, which:

o                 is a competitive provider of energy-related products and services for a variety of customers and focuses on selling electricity, natural gas, and other energy-related products to serve customers’ requirements (load-serving), and providing other energy products and risk management services;

o                 manages our upstream natural gas activities; and

o                 designs, constructs, and operates renewable energy, heating, cooling, and cogeneration facilities and provides home improvements, sales of electric and gas appliances, and servicing of heating, air conditioning, plumbing, electrical, and indoor air quality systems.

As a result of these multiple businesses, we compete for executive talent from a variety of labor market pools.

In general, executive compensation is highly leveraged so that executives are rewarded for achieving and exceeding metrics that support our corporate strategy.  The compensation policies are designed to meet the following objectives:

•                  encourage our executives to manage Constellation Energy in the long-term best interests of its shareholders by aligning their interests with our shareholders’ interests and rewarding them for sustained stock price appreciation and total shareholder return over multiple year performance periods;

•                  maintain strong links between executive compensation and both short-term and long-term performance by rewarding our executives for successful achievement of financial, strategic and operational goals;

•                  compete for, attract and retain highly motivated employees with outstanding skills who are best suited to drive our success over the long term;

•                  reflect the differences among our businesses; and

•                  ensure that risks arising from compensation programs are not reasonably likely to have a material adverse effect on Constellation Energy (see Compensation Risk Assessment on page 35).

To accomplish these objectives, the Compensation Committee, taking into account corporate, staff and business unit and individual performance, administers the compensation program so that:

•                  A high proportion of our executive officers’ compensation is “at risk” in the form of short-term and long-term incentive opportunities which maintains a strong link between compensation and performance. For example, for 2011, on average approximately 85% of our named executive officers’ total direct compensation (i.e., base salary plus short-term plus long-term incentives) was contingent on performance as set forth in the chart below.

Average Compensation Mix for Named Executive Officers*

*           Consists of base salary as of December 31, 2011, 2011 short-term incentive award paid in March 2012 (as reported in the Non-Equity Incentive Plan Compensation column and footnote 4 of the 2011 Summary Compensation Table) and long-term incentive award granted in February 2011 (as reported in the Stock Awards and Options Awards columns of the 2011 Summary Compensation Table).

•                  Generally speaking, executive base salaries are established with reference to compensation data at the 50th percentile for comparable positions in the labor pools from which we recruit. Short-term cash incentive awards also are expected to approximate the 50th percentile in a year of good, but not exceptional, company and individual performance as determined by the Compensation Committee.  The incentive program is sufficiently related to performance results such that the total cash compensation (i.e., base salary plus short-term incentives) should attain the top quartile of the market when the Committee determines that individual and company performance have been exceptional. We use this approach because it allows Constellation Energy to provide competitive base salaries and short-term incentive awards that promote exceptional performance by virtue of the opportunity for higher incentive payments, which allows us to compete for, attract and retain executive talent.

•                  As discussed more fully below, long-term incentive award grants generally provide the opportunity, based on company actual long-term performance, for total direct compensation in a year of good but not exceptional performance to approximate the 50th percentile of the market, and generally vest over a period of three years to provide retention incentives.

•                  Approximately 43% of each named executive officer’s annual total direct compensation is in the form of stock-based or stock-linked awards, such as stock options and performance units, so as to tie a significant portion of long-term compensation to stock price appreciation realized by all Constellation Energy shareholders.

Use of Compensation Consultants and Benchmarking

Overview

Constellation Energy administers compensation changes for all employees, including our named executive officers on an annual basis. Each February, after performance results for the prior year are finalized and publicly announced, short- and long-term incentive payouts for the prior performance period are determined and base salary changes and long-term incentive grants are approved by the Compensation Committee. This administration schedule permits compensation decisions to be made within a reasonable time after disclosure of Constellation Energy’s financial and operational results, so that an assessment of business unit and individual contributions to corporate performance can provide alignment of pay with performance. This schedule also facilitates the establishment of short- and long-term performance metrics that are consistent with Constellation Energy’s business plan objectives communicated to shareholders at the beginning of the year.

Use of Compensation Consultants

Our Compensation Committee retains a compensation consultant to assist the Committee in determining both the mix of compensation that we make available to our named executive officers and the amount of each element, taking into account the general goals of our compensation program. The compensation consultant also provides research and market data to the Compensation Committee and generally advises the Compensation Committee on matters relating to its executive compensation decision making. A representative of the compensation consultant generally attends meetings of the Compensation Committee and also communicates directly with the Compensation Committee Chair. For 2011 our Compensation Committee retained Exequity LLP (Exequity), which exclusively provides executive compensation consulting services to the Compensation Committee and no other consulting services to Constellation Energy.

Benchmarking

With assistance from the compensation consultant, our Compensation Committee has established the following peer groups to benchmark the components of the total direct compensation of our named executive officers:

•                  a peer group of 20 energy companies (Energy Peers) that represents the group of companies that is used by management to evaluate operational and financial performance:

The AES Corporation	Edison International	PG&E Corporation
Ameren Corporation	Entergy Corporation	PPL Corporation
American Electric Power Company	Exelon Corporation	Progress Energy, Inc.

Calpine Energy(1)	FirstEnergy Corporation(2)	Public Service Enterprise Group
Dominion Resources, Inc.	Genon Energy(3)	Sempra Energy
Duke Energy Corporation	NextEra Energy, Inc.	The Southern Company
Dynegy Inc.	NRG Energy, Inc.

•                  a broad group of over 400 companies (General Industry Peers) in a proprietary database of executive compensation practices, which excludes companies from the financial, healthcare and retail industries because the compensation programs for these companies are typically structured much differently than in the energy industry. Use of data from a broad general industry is a leading benchmarking practice and provides a view of practices and trends outside of the energy industry.  The Compensation Committee does not examine the identity of the companies whose pay practices are reflected in the General Industry Peer group, nor does it receive information with respect to pay practices at any individual company.

Constellation Energy management engaged AonHewitt to provide market compensation data using the above- referenced peer groups established by the Compensation Committee.  Where strong correlation of data was present, AonHewitt adjusted benchmark data consistent with standard practice to reflect the pay levels the peer group companies were expected to pay if they were Constellation Energy’s revenue size. Exequity analyzed the benchmark data and provided advice and insight to the Committee regarding competitive pay levels for the Chief Executive Officer. The Compensation Committee reviewed the benchmark data for the Chief Executive Officer, and the Committee and the Chief Executive Officer reviewed the benchmark data for the other named executive officers, at the 50th and 75th percentiles as a reference for determining the 2011 base salary, 2011 short-term incentive award and 2011 long-term incentive target award for Constellation Energy’s named executive officers.

During 2011, Towers Watson, Inc. was engaged by Constellation Energy management to provide data regarding market competitive compensation practices for the commodities operation of our NewEnergy business including market compensation data for each job in that operation.  In addition to reviewing the data compiled by AonHewitt from the peer groups referenced above, Exequity also examined data at the 50th and 75th percentiles for the President/Head of Trading/Marketing Unit from the Towers Watson, Inc. study for the purpose of providing advice to management on the 2011 short-term incentive award for Ms. Hyle.  This included data from the following companies that are either trading and marketing companies from the financial services sector or energy merchant companies whose business strategies align with our commodities operation:

Financial Services Companies	Energy Companies
Barclays PLC	BP p.l.c.
Citigroup, Inc.	Exelon Corporation
Deutsche Bank AG	NextEra Energy, Inc.
Goldman Sachs Group	NRG Energy, Inc.
JPMorgan Chase & Co.	Public Service Enterprise Group
Morgan Stanley	Shell Trading (US) Company

Material Elements of Compensation

We paid or provided the following elements of compensation to our named executive officers with respect to 2011:

Base Salaries

To remain competitive for critical talent, while keeping a significant portion of an executive’s overall compensation “at risk,” we targeted the base salaries for our named executive officers to be at approximately the 50th percentile of the base salaries for comparable positions at the peer group companies. For 2011, each named executive officer’s base pay ranged from well below to somewhat above the 50th percentile.  Messrs. Berardesco and Thayer and Ms. Hyle received base salary increases in 2011.

(1)  Calpine Energy is new to the peer group as of 2011.

(2)  FirstEnergy acquired Alleghany Energy, which is no longer included in the peer group as of 2011.

(3)  Genon Energy, which is an Energy Peer in 2011, is a new company that was created by the merger of Mirant and Reliant Energy, both of whom were previously in the peer group.

Short-Term Incentives

We provided each of our named executive officers with the opportunity to earn an annual incentive award for 2011 performance under an Executive Annual Incentive Plan (AIP) that was approved by shareholders in May 2007. These awards are generally intended to qualify as performance-based under Section 162(m) of the Internal Revenue Code.

In February 2011, to focus attention not only on earnings but also on certain key financial, customer, process, and people and knowledge objectives that would enable Constellation Energy to position the company for strong, sustained growth in 2011 and beyond, the Compensation Committee approved a funding mechanism for the pool from which the 2011 short-term incentives for the named executive officers were to be paid based on successful achievement of a number of different performance metrics (the 2011 corporate scorecard).  By using a number of different performance metrics, no single metric can materially affect the short-term incentive pool. The targets for each of the performance metrics, which were not given specific weightings, were:

•                  Financial Objectives

o                 Focus on profitable operations

•                        An adjusted 2011 earnings per share (EPS) range consistent with our February 2011 earnings guidance to investors, reflecting target performance of $3.10 to $3.25 per share which guidance was later adjusted slightly to $3.05 to $3.35

•                        Operating expense as a percent of gross margin of between 46.55% and 47.70%

o                 Ensure capital availability and efficiency

•                        Expected competitive business funds from operations (FFO) as a percentage of debt of 30% to 31%

•                        Maintain net available liquidity (NAL) between $0.5 billion and $1.0 billion of our liquidity stress case scenario (our liquidity stress case scenario simulates the liquidity needed in the event of adverse extreme price movements, coupled with the liquidity reserved for downgrade collateral requirements)

•                        Maintain an investment grade rating

o                 Make disciplined investments to support a balanced portfolio

•                        Achieve an adjusted return on equity between 5.75% — 6.10%

•                  Customer Objectives

o                 Establish Constellation Energy as a “respected brand”

•                        Customer Satisfaction

o                       BGE rating between 6.45 and 7.45 (on a scale of 1 to 10)

o                       BGE Home between 66% and 78%

o                       Retail Gas between 67% and 79%

o                       Retail Power between 56% and 71%

•                  Process Objectives

o                 Practice environmental stewardship

•                        Maintain our current level of compliance activities

•                        Successfully utilize and continuously improve our Environmental Management System (EMS)

•                        Maintain stewardship activities in communities where we do business

o                 Operate safely and reliably

•                        Achieve a company-wide OSHA recordable injury rate of no more than 1.34

•                        For our fleet of nuclear plants, achieve a unit average capability factor of between 90.0% and 93.2%

•                        For our fossil plants, achieve a reliability score of between 88.2 and 93.2%

•                        For BGE

o                       Average annual electric system interruptions per customer of between 1.20 and 1.40

o                       Average annual hours of interruption per electric customer served of between 2.7 and 3.15

o                 Be a policy thought leader and advocate

•                        Maintain a presence and activities in key states

•                        Maintain our profile and impact on highest priority issues

o                 Positively impact and actively engage the communities in which we live and work

•                        Sustain the number of volunteer hours contributed by all employees

•                        Sustain our current leverage of financial contributions for company and employee sponsored events

•                        Sustain our involvement in civic affairs and non-profit organizations through board representation

o                 Grow the customer supply business

•                        Achieve originated gross margin between $1 billion - $1.2 billion

•                  People and Knowledge Objectives

o                 Develop our people and leaders

•                        Fill 28% or more of open leadership positions from within the company

•                        Fill 30% of total open positions from within the company

o                 Embrace diversity and inclusion

•                        Achieve a level of 16.3% or more of employees who are ethnically diverse

•                        Achieve a level of 22.7% or more of employees who are females

o                 Drive a high-performance and collaborative culture

•                        Ensure that the Constellation Energy voluntary attrition rate among high performers is less than 3.5%

Threshold, target and maximum short-term incentive award amounts were not established for Mr. Shattuck.  Target short-term incentive award amounts of 100% of base pay existed for Messrs. Thayer, Barron and Berardesco and Ms. Hyle, but threshold and maximum short-term incentive award amounts were not established for these other named executive officers.

At the Compensation Committee meeting in February 2012, the 2011 short-term incentive award payouts to the Chief Executive Officer and other named executive officers were not based on specific formulas or weighting of the performance metrics but took into account the following material factors:

•                  The Committee reviewed company performance under the 2011 corporate scorecard and determined that the company met or exceeded target performance for all but three of the scorecard metrics.

o                 Adjusted EPS for 2011 of $3.07 excluding the $0.12 per share impact of Hurricane Irene and $0.83 of noncash mark-to-market timing losses on economic hedges as publicly reported, was within the adjusted guidance communicated in the second quarter.

o                 Operating expense as a percent of gross margin was 48.79% excluding the $0.12 per share impact of Hurricane Irene and $0.83 of noncash mark-to-market timing losses on economic hedges for 2011.

o                 Our competitive business’ expected 2012 FFO as a percent of debt exceeded the target performance goal and maintained a 31.2% level in 2011.

o                 We exceeded the target net available liquidity goal by having a liquidity profile that was in excess of the stress case scenario by over $1.0 billion.

o                 We exceeded the target performance goal of maintaining an investment grade rating by achieving a Ratings Watch Positive or greater rating.

o                 Our adjusted return on equity of 6.00% excluding the $0.12 per share impact of Hurricane Irene and $0.83 per share impact of noncash mark-to-market timing losses on economic hedges met our target performance goal.

o                 Customer satisfaction goals for all businesses were met.

o                 We met or exceeded all of our environmental stewardship goals.

o                 We met our 2011 safety performance goals across the company with an OSHA recordable injury rate of 1.15.

o                 Nuclear generation achieved a 91.4% unit average capability factor which was within the target performance range.

o                 Fossil generation achieved 88.7% reliability, which was within the target performance range.

o                 The BGE average annual electric system interruptions per customer met the target level and achieved 1.29.

o                 The BGE average annual hours of interruption per electric customer served achieved target performance of 3.07

o                 We were able to enhance our presence and activities in key states and began the process of reaching into new states while also maintaining a profile and impact on the highest priority political issues.

o                 We positively impacted and actively engaged the communities in which we live and work by sustaining the level of volunteerism among employees, increasing, rebalancing and further leveraging contributions to company and employee sponsored events and sustaining our involvement in civic affairs including board involvement.

o                 The Customer Supply business originated gross margin of $939 million, which was below the target range.

o                 We exceeded of our goal to fill open leadership positions, filling 29.3% from within the company

o                 We met our goal and filled 30% of total open positions from within the company.

o                 17.4% of our employees are ethnically diverse and 23.5% are female which exceeds our target levels of diversity and inclusion.

o                 We did not meet the goal of keeping voluntary turnover of high performers to less than 3.5%

•                  The Committee also considered that the execution of the merger agreement with Exelon affected our 2011 business plan, in the following ways:

o                 We did not pursue certain cost initiatives as cost structure would be addressed in the merger integration planning for the combined company

o                 We did not pursue a rate case at BGE

•                  The Chief Executive Officer presented to the Committee his proposed short-term incentive award payouts for the other named executive officers.

•                  The Committee reviewed the benchmarking, survey and market data discussed above in Benchmarking.

•                  The Committee considered and agreed with the individual performance assessments that the Chief Executive Officer presented to the Committee for each named executive officer as well as the Chief Executive Officer’s self assessment. The Committee members also discussed their own assessment of each named executive officer’s performance.

•                  The Committee discussed the relative compensation and organizational roles and responsibilities of the named executive officers.

The Committee determined that the short-term incentive award payouts it approved for the named executive officers were reasonable after reviewing the forgoing material factors.  The Committee considered that the resulting total direct compensation for each named executive officer was reasonable in relation to the market data discussed above in Benchmarking, taking into consideration company performance during 2011.  The Committee also determined that the short-term incentive award payouts are fully deductible under Section 162(m) of the Internal Revenue Code.

The short-term incentive award payout approved by the Compensation Committee for Mr. Shattuck for the 2011 performance year was delivered in fully vested stock units with a sale restriction that ends December 26, 2012.  After the restriction for these stock units has lapsed, a portion of the stock (net of shares withheld to pay taxes) must be held by Mr. Shattuck until he terminates employment.  The Committee structured the short-term incentive award in this way to align this award with ongoing shareholder interests.  As discussed in Pension Benefits beginning on page 25, the Committee also considered the impact the amount and form of the short-term incentive payout has on the computation of Mr. Shattuck’s supplemental pension benefits.

The short-term incentive award payout approved by the Compensation Committee for Mr. Barron was delivered in a combination of cash and fully vested stock units with a sale restriction that ends December 26, 2012. The short-term incentive award payouts approved for Messrs. Thayer and Berardesco and Ms. Hyle for the 2011 performance year were delivered in cash.

The cash portion of these awards is reflected in the Non-Equity Incentive Plan Compensation column in the 2011 Summary Compensation Table on page 19 and the applicable footnotes.  The grant date fair value of the stock unit portion of the awards for Messrs. Shattuck and Barron would have been reported in the 2012 Summary Compensation Table and is not included in the 2011 Summary Compensation Table.

Long-Term Incentives

Traditionally, we have taken a portfolio approach to designing our long-term incentive programs, whereby multiple types of performance-based awards comprise our annual grants. During 2011, we benchmarked our grant mix of stock options and performance units and Exequity determined the mix is consistent with prevalent practices at other companies. Messrs Shattuck, Thayer and Berardesco and Ms. Hyle have been provided the opportunity to earn long-term incentive awards under our shareholder-approved Executive Long-Term Incentive Plan as follows:

•                  50% of the total grant value in the form of stock options that reward for shareholder value creation, with delivered value tied solely to Constellation Energy’s equity performance and that provide for clear alignment of the interests of our executives with the interests of our shareholders.  Stock options deliver value to the executives only if Constellation Energy’s stock price increases above the fair market value of the stock on the date the options are granted, and

•                  50% of the total grant value in the form of cash-based performance units that are tied to Constellation Energy’s total shareholder return or stock price change over the ensuing three years compared to the indexes or peer group described below, which also aligns executive and shareholder interests.

These awards are intended to qualify as performance-based for our named executive officers who are subject to the compensation deductibility limits under Section 162(m) of the Internal Revenue Code.

Given Mr. Barron’s role as President and Chief Executive Officer of Constellation Energy Nuclear Group, LLC (CENG), which is Constellation Energy’s nuclear joint venture with Electricite de France, the Compensation Committee has determined that Mr. Barron will generally not be eligible to receive stock options granted by Constellation Energy.  Mr. Barron has been provided the opportunity to earn a long-term incentive award under Constellation Energy’s Executive Long-Term Incentive Plan tied to CENG performance as described below.

All of these award vehicles promote both improved performance and retention over time.

2011 — 2013 Long-Term Incentive Program. In February 2011 the named executive officers each were granted awards under the long-term incentive program.  For Messrs. Shattuck, Thayer and Berardesco and Ms. Hyle, the awards consisted of stock options and performance units.  For Mr. Barron, the award consisted of only performance units. The amounts of the awards approved by the Compensation Committee were based on a review of market data for each job as described in Benchmarking as well as recommendations of the Chief Executive Officer for the other named executive officers.

Stock options were granted to Messrs. Shattuck, Thayer and Berardesco and Ms. Hyle on February 25, 2011 with an option price equal to the closing price per share of Constellation Energy common stock on the date of grant ($30.18).  Mr. Barron received no stock options in 2011.  Under the terms of the shareholder approved Long-Term Incentive Plan, these options became fully vested on March 12, 2012, upon the completion of the merger with Exelon.

Awards of performance units were made on February 25, 2011 for the three-year performance period that began January 1, 2011. Each performance unit is equivalent to one dollar ($1.00). For Messrs. Shattuck, Thayer and Berardesco and Ms. Hyle, the value of the performance unit award payout is dependent on one of three measures:

•                  The primary measure is Constellation Energy’s total shareholder return for the three-year performance period relative to investment grade large- and mid-cap companies in the Dow Jones Electricity and Multiutilities Indexes.  Payout under the primary measure may range from 0% to 200% of the original grant date value based on

Constellation Energy’s relative performance, with 50% payout for performance at the 25th percentile and 200% payout for performance at or above the 75th percentile.

•                  The secondary measure is Constellation Energy’s stock price change over the three-year performance period relative to the stock price performance of companies who are (i) large-cap or mid-cap companies in the Dow Jones Electricity Index and Dow Jones Multiutilities Index, (ii)  have a market capitalization of $2 billion or more, (iii) are rated “investment grade” by both Moody’s and Standard & Poor’s, and (iv) are combined gas and electric utilities with non-regulated operations that represent more than 30% of total revenues. Payout under the secondary measure may range from 0% to 150% of the original grant date value based on Constellation Energy’s relative performance, with 50% payout for performance at the 25th percentile and 150% payout for performance at or above the 75th percentile.

•                  The tertiary measure is Constellation Energy’s total shareholder return for the three-year performance period relative to companies who are in the S&P 500 Index.  Payout under the tertiary measure may range from 0% to 150% of the original grant date value if the tertiary measure results in a greater payout than under the primary or secondary measures.  Payout under the tertiary measure will be at 50% for performance at the 25th percentile and 150% for performance at or above the 75th percentile.

Total shareholder return is computed as the change in the fair market value of stock using the average closing price of the stock for the 20 trading days prior to the beginning and the end of the performance period, assuming dividends paid during the performance period are reinvested on the ex-dividend date at the closing price on such date.  Performance units vest at the end of a three-year performance period and will be paid out in cash.

These performance units were paid out upon the completion of the merger with Exelon on March 12, 2012.

The value of Mr. Barron’s performance unit award payout is dependent on one of two measures.  The primary measure is CENG’s unit average capability factor for the three-year performance period relative to the unit average capability factor of other designated nuclear fleets which are operated by the following companies:

Arizona Public Service	FirstEnergy Nuclear Operating Company
Dominion Resources Inc	NextEra Energy, Inc
Duke Energy Corporation	Progress Energy, Inc
Entergy Corporation	The Southern Company
Exelon Corporation	Tennessee Valley Authority

In addition to the ten nuclear fleets indicated above, a group of fifteen companies who have smaller nuclear operations are grouped together to represent an eleventh fleet for purposes of comparing CENG’s unit average capability factor. The companies included in this group are as follows:

Ameren Corporation	PPL Corporation
American Electric Power Company	Public Service Enterprise Group
The Detroit Edison Company	South Carolina Electric & Gas Company
Energy Northwest	Southern California Edison
Luminant Energy	South Texas Project Nuclear Operating Company
Nebraska Public Power District	Xcel Energy
Omaha Public Power District	Wolf Creek Nuclear Operating Corporation
PG&E Corporation

Payout under the primary measure may range from 0% to 200% of the original grant date value, with 50% payout for performance at the 25th percentile and 200% payout for performance at or above the 75th percentile.  The secondary measure is Constellation Energy’s total shareholder return for the three-year performance period relative to companies who are in the S&P 500 Index.  Payout under the secondary measure may range from 0% to 150% of the original grant date value if the secondary measure results in a greater payout than under the primary measure.  Payout under the secondary measure will be at 50% for performance at the 25th percentile and 150% for performance at or above the 75th percentile.  The performance units vest at the end of a three-year performance period and will be paid out in cash.

Under the terms of the shareholder approved Long-Term Incentive Plan, upon the completion of the merger with Exelon on March 12, 2012, a pro rata portion of the performance units for Mr. Barron were paid in cash at 200% of the target grant amount.  The remaining unvested performance units will remain outstanding until the end of the performance period.  However, the secondary measure has been revised and is now based on CENG’s average INPO Performance Indicator (PI)

Index for the performance period.  The INPO PI Index is a weighted summary of performance using the World Association of Nuclear Operators (WAN)) performance indicators.  Each unit is compared to the industry goals, with full credit achieved for an individual performance indicator when the goal is met.  A plant receives a 100% value if it achieves all performance indicators.

The option grants and performance unit awards approved by the Compensation Committee are reflected in the Grants of Plan-Based Awards Table on page 21.

2009 — 2011 Long-Term Incentive Program. In February 2009, performance units were granted to each of the named executive officers with a performance period that began January 1, 2009 and ended December 31, 2011. These grants are included in the Outstanding Equity Awards at Fiscal Year-End table on page 23. Based on Constellation Energy’s total shareholder return of 65.87% over the three-year period, which was at the 64.2 percentile relative performance level for the Dow Jones Electricity and Multiutilities Indexes in accordance with the terms governing the performance units at the time of grant, the Compensation Committee determined that awards were payable under this program at 156.8% of the target grant value.

Supplemental Retirement Benefits

Constellation Energy sponsors qualified defined benefit employee pension plans that cover most employees, including our named executive officers. In addition, any employee whose pension plan benefit is limited by Internal Revenue Code limitations (including any of our named executive officers) participates in the Benefits Restoration Plan. The purpose of this plan is to provide our named executive officers and other employees who are affected by Internal Revenue Code limitations with the opportunity to receive a pension benefit that bears a comparable ratio to their compensation as is provided to employees whose pensions are not limited by the Internal Revenue Code. This type of plan is prevalent among companies in the general industry and extending participation to our employees enhances the competitiveness of our overall compensation and benefits program.

As described in Pension Benefits beginning on page 25, Constellation Energy also provides Mr. Shattuck with additional supplemental retirement benefits under the Senior Executive Supplemental Plan (Supplemental Plan) that are designed to deliver a competitive total compensation and benefits package. On November 1, 2009, based on his then age of 55 and his 10 years of service, Mr. Shattuck became eligible for the retirement benefit under the Supplemental Plan.  As of December 31, 2011, Mr. Shattuck is the only executive who participates in this plan.

In February 2011 and February 2012, the Compensation Committee considered that under the Senior Executive Supplemental Plan historically only cash incentive awards had been included in the computation of plan benefits.  To avoid the negative impact on the calculation of Mr. Shattuck’s supplemental benefit of delivering all or part of his short-term incentive awards in stock units, the Committee determined that with respect to all of the 2010 short-term incentive award and $3,000,000 of the 2011 short-term incentive award, the stock units would be included in the computation of his Supplemental Plan benefits.

Deferred Compensation

Constellation Energy sponsors a qualified 401(k) savings plan that covers most employees, including our named executive officers. Constellation Energy also sponsors a Nonqualified Deferred Compensation Plan that provides the opportunity for eligible employees, including our named executive officers, to defer the receipt of certain compensation including base salary and short-term incentives. Under the plan, Constellation Energy matches base salary deferral amounts for salary over the Internal Revenue Service compensation limit applicable to qualified employee 401(k) plans using the same matching formula as under the Constellation Energy qualified 401(k) savings plan. The Nonqualified Deferred Compensation Plan is part of our competitive total compensation and benefits package that helps us attract and retain key talent.

Perquisites

Executive perquisites are discussed in the footnotes to the 2011 Summary Compensation Table. The Compensation Committee has provided the named executive officers the perquisites described in the 2011 Summary Compensation Table for a variety of different reasons depending on the perquisite. For example, the Committee believes that minimizing security concerns regarding the safety of the named executive officer far outweigh the costs of the security-related benefits provided to the executive during non-business time. The Committee also believes, with respect to travel-related expenses, that enhancing the work efficiency of the named executive officer during personal travel benefits Constellation Energy.

We also believe that the executive perquisites we provide are consistent in form and amount to those offered to executives of our Energy Peers listed in Benchmarking.

Constellation Energy does not provide tax gross-up on perquisites that are provided to our executive officers, other than tax gross-ups on relocation benefits.  We provide tax gross-up to all employees who receive relocation benefits, which is a prevalent market practice.

Employment, Severance and Other Agreements

No executive officer has a change in control agreement.  All named executive officers are eligible for severance benefits under the same severance plan as the employees for his or her respective businesses.

Other Benefits

In addition to the material elements of compensation described above, each of our named executive officers also participates in health and welfare plans on terms and conditions substantially similar to those applicable to our other employees, including retiree medical coverage for our named executive officers who meet the criteria set forth in the applicable plans.

Executive Compensation Policies

Stock Ownership and Hedging Policy

To more closely align the interests of our named executive officers with our shareholders, we require our named executive officers to acquire and hold Constellation Energy stock with a value equal to established multiples of base salary:

Chief Executive Officer	7 times base salary
Executive Vice President	5 times base salary
Senior Vice President	3 times base salary

Equity that counts towards meeting the stock ownership requirements includes individual unrestricted holdings (registered to self, family or trust), employee savings plan shares, restricted shares, stock units and in-the-money vested stock options (valued at fair market value less strike price).

Because Mr. Barron is an employee of CENG, his long-term incentive compensation generally does not include Constellation Energy stock. Under the applicable guidelines, Mr. Barron will be considered to be in compliance with the guidelines even if he holds less than five times his base salary, provided that he does not sell any current or future equity grants (except shares of restricted stock withheld to pay taxes) until he is in excess of the five times ownership threshold or he terminates employment with CENG.

As of December 31, 2011, all named executives were in compliance with the stock ownership requirements.

Under Constellation Energy’s Insider Trading Policy, employees including named executive officers are prohibited from selling securities of Constellation Energy “short” and from transacting in publicly traded options, warrants, puts and calls or similar instruments on Constellation Energy’s securities.

Tax Policies

Policy concerning $1 million deduction limitation. Section 162(m) of the Internal Revenue Code (Code) limits to $1,000,000 the annual tax deduction for compensation paid to named executive officers, unless paid pursuant to a performance-based shareholder approved plan. We intend that most of the total direct compensation payable to the named executive officers who are subject to the Section 162(m) limitation (base salary, short-term incentive award and long-term incentive) be deductible by Constellation Energy and much of the other compensation, such as the supplemental retirement plan, be paid at a time when the executive is not subject to the limitations of Section 162(m). While the Compensation Committee’s general intent is to design and administer the executive compensation programs in a manner that will preserve the deductibility of compensation payments to executive officers, the Committee may award or pay some elements of compensation that are not deductible by reason of Section 162(m) in order to achieve its desired compensation objectives.

Policy concerning additional tax on nonqualified deferred compensation plan benefits. Constellation Energy’s compensation and benefit plans and arrangements are intended to comply and are administered in a manner that is intended to comply with Internal Revenue Code Section 409A of the Code.

Claw Back Policy

To further deter excessive risk taking, the Compensation Committee adopted a claw back policy that applies to all executive officers’ short-term incentive awards beginning with the 2010 short-term incentive award paid in 2010 and all long-term incentive awards beginning with those granted in 2010.  If any of Constellation Energy’s financial or operating results or disclosures are restated or otherwise adjusted in a material respect within three years of the initial reporting period and an executive officer is determined to have been knowingly engaged in misconduct or grossly negligent in failing to prevent the misconduct directly related to such restatement or adjustment, Constellation Energy may require repayment of incentive compensation to the company and forfeiture of any such compensation that has been accrued.  This applies to any current or former executive officer and includes any short-term incentive award, bonus or long-term incentive compensation paid or delivered in excess of the amount which would have been paid or delivered after taking into account such restatement.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
(a)(1)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mayo A. Shattuck III	2011	1,300,000	0	6,400,013	2,599,982	0	6,970,400	110,677	17,381,072
Chairman, President and Chief Executive Officer,	2010	1,300,000	0	4,600,011	3,099,964	1,700,000	4,892,000	124,403	15,716,378
Constellation Energy	2009	1,300,000	0	3,250,000	3,250,000	3,000,000	0	110,105	10,910,105
Jonathan W. Thayer	2011	440,385	0	700,000	699,975	1,350,000	245,400	39,521	3,475,281
Senior Vice President and Chief Financial Officer,	2010	400,000	0	800,013	550,012	1,125,000	140,900	58,087	3,074,012
Constellation Energy	2009	400,000	0	750,000	750,006	940,000	121,800	31,674	2,993,480
Henry B. Barron	2011	575,000	0	1,162,487	0	575,000	308,600	36,192	2,657,279
Executive Vice President, Constellation Energy and	2010	575,000	0	1,112,513	0	750,000	260,800	38,392	2,736,705
President and Chief Executive Officer, Constellation Energy Nuclear Group	2009	575,000	0	431,250	431,267	1,060,000	136,600	80,575	2,714,692
Charles A. Berardesco	2011	448,462	0	435,000	435,026	1,150,000	387,000	30,435	2,885,923
Senior Vice President and General Counsel,
Constellation Energy
Kathleen W. Hyle	2011	440,385	0	625,000	624,980	900,000	415,300	34,362	3,040,027
Senior Vice President, Constellation Energy; Chief	2010	395,192	0	974,990	500,004	1,300,000	297,300	32,415	3,499,901
Operating Officer, Constellation Energy Resources	2009	375,000	0	375,000	374,982	1,125,000	150,400	30,435	2,430,817

Notes to 2011 Summary Compensation Table:

(1)   Mr. Berardesco appears for the first time as a named executive officer in 2011.

(2)   For 2011 this column reflects the aggregate grant date fair value of stock awards granted in 2011 in accordance with FASB ASC Topic 718 and as reported in Note 14 of Constellation Energy’s 2011 Form 10-K, but assuming no forfeitures. For each named executive officer the amount reflected in the Stock Awards column represents performance units or a combination of performance units and fully vested stock units with a sale restriction granted on February 25, 2011.

Name	Performance Units	Stock Units	Total
M. A. Shattuck III	2,600,000	3,800,013	6,400,013
J. W. Thayer	700,000		700,000
H. B. Barron	862,500	299,987	1,162,487
C. A. Berardesco	435,000		435,000
K. W. Hyle	625,000		625,000

The amounts disclosed for the performance units reflect target performance, which is the probable outcome of the performance objectives as of the grant date.  The performance units are paid out only if Constellation Energy meets performance objectives established by the Compensation Committee at the beginning of the performance period.  Actual payouts will range from 0% to 200% of the amounts shown in the table above.  For more information on the performance objectives for these performance units see the 2011-2013 Long-Term Incentive Program section in Material Elements of Compensation on page 14 above. For information on the actual treatment of these awards upon the closing of the merger with Exelon, see Treatment of Outstanding Long-Term Incentive Awards on page 30.

The amounts disclosed for the stock units represent the portion of the 2010 short-term incentive award that was delivered in fully vested stock units with a sale restriction that was described in footnote 4 to the 2010 Summary Compensation Table in the 2011 Proxy Statement.  The sale restriction period for these units ended December 28, 2011 and the units were settled in stock.

(3)   For 2011 this column reflects the aggregate grant date fair value of option awards granted in 2011 in accordance with FASB ASC Topic 718 and as reported in Note 14 of Constellation Energy’s 2011 Form 10-K, but assuming no forfeitures.

(4)   For Messrs. Thayer and Berardesco and Ms. Hyle, represents the cash short-term incentive awards approved by the Compensation Committee for the 2011 performance year.  For Mr. Barron, the short-term incentive award payout was delivered in a combination of cash and fully vested stock units with a sale restriction and the amount in the Non-Equity Incentive Plan Compensation column for 2011 represents the cash portion of the short-term incentive award.  For Mr. Shattuck, the short-term incentive award was delivered entirely in stock units with sale restriction lapsing December 26, 2012 and no part of this award is reflected in the 2011 Summary Compensation Table. For Messrs. Thayer and Berardesco and Ms. Hyle the 2011 short-term incentive awards were paid in cash.  The performance criteria for these awards are discussed in more detail in Material Elements of Compensation in Compensation Discussion and Analysis.

(5)   Includes the aggregate annual increase in the value of benefits under qualified and nonqualified pension plans.  Mr. Shattuck’s 2011 pension value increased primarily due to a decrease in the discount rate assumption in Note 7 to Constellation Energy’s 2011 Form 10-K, which rate is used to compute the present value of his Supplemental Plan benefits (see footnote 2 to the Pension Benefits table).  The increase was also affected by an increase in Mr. Shattuck’s age used in the calculation.  The value of Mr. Shattuck’s benefit under the qualified and non-qualified pension plans varies from year to year based upon factors such as discount rates, his age, mortality assumptions and his actual compensation, and thus may decrease or increase every year (although under SEC rules the Summary Compensation Table may not show any negative numbers).  For example, as noted in footnote 5 to the 2009 Summary Compensation Table, Mr. Shattuck’s pension value decreased by $502,700 during 2009.  The formula for determining the benefits is established in the applicable plans and has not varied during the periods presented. For more information on the change in pension value for Mr. Shattuck, see footnote 2 to the Pension Benefits table on page 27.

(6)   Represents Constellation Energy’s matching contributions under its 401(k) savings plan and Nonqualified Deferred Compensation Plan, the cost of long-term disability premium, and perquisites. A breakdown of the amounts follows:

Name	Company Matching Contributions ($)	Long-Term Disability Plan Premium ($)(6a)	Perquisites ($)(6b)	Total ($)
M. A. Shattuck III	39,000	1,050	70,627	110,677
J. W. Thayer	7,350	1,050	31,121	39,521
H. B. Barron	7,350	1,050	27,792	36,192
C. A. Berardesco	13,454	1,050	15,931	30,435
K. W. Hyle	7,350	1,050	25,962	34,362

(6a) Constellation Energy’s payment to the executive for the premium cost of long-term disability coverage under the standard employee plan.

(6b) Methodology used to calculate perquisite incremental costs follows:

Private transportation. A per-hour cost of Constellation Energy employed drivers is calculated by taking the total driver compensation and dividing by the total hours worked in the year. The incremental cost for the executive’s personal use is determined by multiplying the total hours of personal trip time by the per hour cost. Incremental cost for third-party contract drivers is the total amount paid by Constellation Energy.

Aircraft. Constellation Energy owns a fractional interest in aircraft operated by a third party that are used for business travel by executives. There was no personal use of private aircraft by Constellation Energy executives during 2011.

Matching gifts. Constellation Energy matches gifts of up to $15,000 made by the named executive officer to any nonprofit organization.

Relocation. Constellation Energy provides relocation benefits to employees who relocate their personal residence in connection with accepting an offer of employment from Constellation Energy.  Executive officers may receive enhancements to the relocation benefit generally available to all employees. None of the named executive officers received enhanced relocation benefits in 2011.

All other perquisites. The total actual cost to Constellation Energy is reflected as incremental cost.

The following table indicates the various perquisites for which Constellation Energy has incurred incremental costs for each named executive officer.  A check mark (✓) indicates perquisite usage during 2011 by the named executive officer listed at the top of the column.  No perquisite had a value exceeding $25,000 for 2011.

	Shattuck	Thayer	Barron	Berardesco	Hyle
Personal Use of Company Drivers & Private Transportation	✓	✓	✓	✓	✓
Use of Company Aircraft
Matching Gift	✓				✓
Planning Tax, Financial & Estate	✓	✓	✓	✓	✓
Home Security System	✓	✓		✓
Auto Allowance	✓	✓	✓	✓	✓
Parking	✓	✓	✓	✓	✓
Physical Examinations	✓	✓			✓
Personal Use of Club Memberships			✓	✓
Spouse Travel & Entertainment	✓	✓	✓
Other Entertainment		✓
Relocation

Grants of Plan-Based Awards

As described in Compensation Discussion and Analysis, Constellation Energy granted cash-based and equity awards to the named executive officers under Constellation Energy’s short-term and long-term incentive plans. The following table sets forth the range of future payouts pursuant to awards granted in 2011.

		2011 Grants of Plan-Based Awards
									All Other		All Other
									Stock		Option
									Awards:		Awards:		Grant Date
		Estimated Future Payouts Under							Number of		Number of	Exercise or	Fair Value
		Non-Equity				Estimated Future Payouts Under Equity			Shares of		Securities	Base Price of	of Stock and
		Incentive Plan Awards				Incentive Plan Awards(1)			Stock or		Underlying	Option	Option
		Threshold	Target		Maximum	Threshold	Target	Maximum	Units		Options	Awards	Awards
	Grant Date	($)	($)		($)	(#)	(#)	(#)	(#)		(#)(2)	($/share)	($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)	(k)	(l)
M.A. Shattuck III			0	(3)
	2/25/2011					—	2,600,000	5,200,000
	2/25/2011										500,960	30.18	2,599,982
	2/25/2011								125,558	(5)			3,800,013
J. W. Thayer			450,000	(4)
	2/25/2011					—	700,000	1,400,000
	2/25/2011										134,870	30.18	699,975
H. B. Barron			575,000	(4)
	2/25/2011					—	862,500	1,725,000
	2/25/2011								9,912	(5)			299,987
C. A. Berardesco			460,000	(4)
	2/25/2011					—	435,000	870,000
	2/25/2011										83,820	30.18	435,026
K. W. Hyle			450,000	(4)
	2/25/2011					—	625,000	1,250,000
	2/25/2011										120,420	30.18	624,980

Notes to 2011 Grants of Plan-Based Awards Table:

(1)   Reflects possible payout range of 2011 long-term incentive performance unit awards. Each unit is valued at $1.00. The aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 and based upon the probable outcome of the performance conditions as of the grant date is also reported in the Stock Awards column of the 2011 Summary Compensation Table. The threshold payout is not determinable as it is based on Constellation Energy’s relative total shareholder return and may range from zero to 49%. The long-term incentive performance measures are described in Material Elements of Compensation in Compensation Discussion and Analysis on page 14. For information on the actual treatment of these awards upon the closing of the merger with Exelon, see Treatment of Outstanding Long-Term Incentive Awards on page 30.

(2)   Represents stock options which vest each year on a ratable basis over a three-year period beginning February 25, 2011. For information on the actual treatment of these awards upon the closing of the merger with Exelon, see Treatment of Outstanding Long-Term Incentive Awards on page 30.

(3)   No threshold, target and maximum short-term incentive award amounts were established for Mr. Shattuck and the table reflects that Mr. Shattuck did not receive any portion of his 2011 short-term incentive award in cash.  Mr. Shattuck did receive an award of stock units with a grant date fair value of $5,500,000 which further aligned his short-term incentive award with shareholder interests.  The fully vested stock units have a sale restriction that expires December 26, 2012; however, Mr. Shattuck is required to hold a portion ($3.0 million) of the stock associated with these units (except shares withheld to pay taxes) until he terminates employment.  The grant date fair value of the stock units would have been reported in the Stock Awards column of the 2012 Summary Compensation Table and in the 2012 Grants of Plan Based Awards table and are not included in the tables for 2011.  For more information on the factors considered in determining the actual amount of the short-term incentive award payout see Material Elements of Compensation in Compensation Discussion and Analysis beginning on page 11.

(4)   Represents target award opportunity.  Threshold and maximum awards are not determinable because such levels of award opportunity were not established under the AIP for 2011.  For more information on the factors considered in determining the actual amount of the short-term incentive payouts see Material Elements of Compensation in Compensation Discussion and Analysis beginning on page 11. Actual award payments are reported in the Non-Equity Incentive Plan Compensation column of the 2011 Summary Compensation Table.

(5)   Represents fully vested stock units with a sale restriction ending December 28, 2011 that were granted to Messrs. Shattuck and Barron on February 25, 2011 as part of their 2010 short-term incentive award.  Units are valued at fair market value on February 25, 2011 ($30.265 average of high and low price on date of grant).  The sale restriction lapsed on December 28, 2011 and the units were paid out in stock.  The aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 is also reported in the Stock Awards column of the 2011 Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The market values in the table below are based on the closing price of Constellation Energy common stock on December 30, 2011 (the last trading day of 2011) of $39.67 per share.

	Outstanding Equity Awards at December 31, 2011
	Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options: # Exercisable (b)		Number of Securities Underlying Unexercised Options: # Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (#) (g)		Market Value of Shares or Units of Stock that Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(1) (i)	Equity Incentive Plan Awards: Market Value of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1) (j)
M.A. Shattuck III	184,773	(2)				39.63	2/26/2014	44,953	(13)	1,783,286	8,950,000	8,950,000
	334,210	(3)				50.96	2/24/2015
	975,487	(4)				58.33	2/5/2012
	75,874	(4)				58.33	2/26/2014
	293,040	(5)				75.85	2/22/2017
	226,550	(6)				93.97	2/21/2018
	520,834		260,416	(7)		19.76	2/27/2019
	135,964		271,926	(8)		35.07	2/26/2020
			500,960	(9)		30.18	2/25/2021
J. W. Thayer	14,000	(10)				28.14	1/2/2013				2,000,000	2,000,000
	5,960	(11)				28.81	5/2/2013
	5,720	(2)				39.63	2/26/2014
	5,900	(3)				50.96	2/24/2015
	8,970	(5)				75.85	2/22/2017
	9,330	(6)				93.97	2/21/2018
	120,194	(7)	60,096	(7)		19.76	2/27/2019
	24,124	(8)	48,246	(8)		35.07	2/26/2020
			134,870	(9)		30.18	2/25/2021
H. B. Barron	23,120	(12)				90.00	4/1/2018	7,357	(14)	291,852	2,156,250	2,156,250
	69,114	(7)	34,556	(7)		19.76	2/27/2019
C. A. Berardesco	2,960	(11)				28.81	5/2/2013				1,091,250	1,091,250
	5,890	(2)				39.63	2/26/2014
	6,880	(3)				50.96	2/24/2015
	5,910	(5)				75.85	2/22/2017
	6,660	(6)				93.97	2/21/2018
	60,094	(7)	30,046	(7)		19.76	2/27/2019
	12,337		24,673	(8)		35.07	2/26/2020
			83,820	(9)		30.18	2/25/2021
K. W. Hyle	7,780	(2)				39.63	2/26/2014				1,500,000	1,500,000
	13,110	(3)				50.96	2/24/2015
	10,990	(5)				75.85	2/22/2017
	8,000	(6)				93.97	2/21/2018
	60,094	(7)	30,046	(7)		19.76	2/27/2019
	21,930	(8)	43,860	(8)		35.07	2/26/2020
			120,420	(9)		30.18	2/25/2021

Notes to Outstanding Equity Awards Table:

(1)         Represents the target awards of performance units (each unit is worth $1) that were made for the three-year performance periods that began January 1, 2009, January 1, 2010 and January 1, 2011 pursuant to Constellation Energy’s Executive Long-Term Incentive Plan. Grant values for each named executive officer were as follows:

Name	2009	2010	2011	Total
M.A. Shattuck III	3,250,000	3,100,000	2,600,000	8,950,000
J. W. Thayer	750,000	550,000	700,000	2,000,000
H. B. Barron	431,250	862,500	862,500	2,156,250
C. A. Berardesco	375,000	281,250	435,000	1,091,250
K. W. Hyle	375,000	500,000	625,000	1,500,000

The performance units are paid out only if Constellation Energy meets performance objectives established by the Compensation Committee at the beginning of the performance period. For more information on applicable performance measures, see Material Elements of Compensation in Compensation Discussion and Analysis beginning on page 14. See Potential Post-Employment Payments beginning on page 29 for a description of the treatment of performance units in the event that employment is terminated. Based on Constellation Energy’s TSR over the three-year period which began January 1, 2009 and ended December 31, 2011 and which was at the 64.2 percentile for the primary measure, in accordance with the terms governing the performance units at the time of grant, the Compensation Committee determined that the awards were payable at 156.8% of the target award value.  For information on the actual treatment of the performance units granted in 2010 and 2011 upon the closing of the merger with Exelon, see Treatment of Outstanding Long-Term Incentive Awards on page 30.

(2)         Options were granted on February 26, 2004 and were fully vested as of February 26, 2007.

(3)         Options were granted on February 24, 2005 and were fully vested as of February 24, 2008.

(4)         Options were granted on December 21, 2005 and are fully vested.

(5)         Options were granted on February 22, 2007 and were fully vested as of February 22, 2010.

(6)         Options were granted on February 21, 2008 and were fully vested as of February 21, 2011.

(7)         Options were granted on February 27, 2009 and were fully vested as of February 27, 2012.

(8)         Options were granted on February 26, 2010. The option grant vests and becomes exercisable in three equal annual installments beginning on February 26, 2011. See Potential Post-Employment Payments beginning on page 29 for a description of the treatment of these options in the event that employment is terminated.  For information on the actual treatment of these awards upon the closing of the merger with Exelon, see Treatment of Outstanding Long-Term Incentive Awards on page 30.

(9)         Options were granted on February 25, 2011.  The option grant vests and becomes exercisable in three equal annual installments beginning on February 25, 2012. See Potential Post-Employment Payments beginning on page 29 for a description of the treatment of these options in the event that employment is terminated. For information on the actual treatment of these awards upon the closing of the merger with Exelon, see Treatment of Outstanding Long-Term Incentive Awards on page 30.

(10)  Options were granted on January 2, 2003 and were fully vested as of January 2, 2006.

(11)  Options were granted on May 2, 2003 and were fully vested as of May 2, 2006.

(12)  Options were granted on April 1, 2008 and were fully vested as of February 21, 2011.

(13)  Fully vested stock units were granted on February 26, 2010 (including reinvested dividend shares) and are subject to transfer restriction until February 26, 2012.

(14)  Service-based restricted stock units were granted on April 1, 2008 (including reinvested dividend shares) and vest ratably over four years beginning April 1, 2009.  The vesting for the outstanding stock units accelerated by one month on March 12, 2012, upon the completion of the merger with Exelon.

Option Exercises and Stock Vested

The following table provides information regarding amounts realized by each named executive officer due to the vesting or exercise of equity compensation during the year.

Option Exercises and Stock Vested in 2011
	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
M.A. Shattuck III	—	—	128,133	(1)	5,095,866
J. W. Thayer	—	—	—		—
H. B. Barron	—	—	17,318	(2)	627,226
C. A. Berardesco	—	—	—		—
K. W. Hyle	—	—	—		—

Notes to Option Exercises and Stock Vested in 2011 Table:

All values are based on the fair market value of Constellation Energy common stock on the exercise/vesting date.  The fair market value for restricted stock is the average of the high and low price per share of Constellation Energy common stock on the trading day immediately prior to the vesting date.

(1)         Represents fully vested stock units (including reinvested dividend shares) with a sale restriction that ended December 28, 2011 which were granted on February 25, 2011 (the shares were valued at $39.77 per share).

(2)         Represents the following:  (i) 7,203 shares of service-based restricted stock units (including reinvested dividend shares) granted to Mr. Barron on April 1, 2008 and that vested on April 1, 2011 (the shares were valued at $31.23 per share); and (ii) 10,115 fully vested stock units (including reinvested dividend shares) with a sale restriction that ended December 28, 2011 which were granted on February 25, 2011 (the shares were valued at $39.77 per share).

Pension Benefits

Pension Equity Plan

The Pension Equity Plan is a tax qualified employee pension plan under which a lump sum benefit amount is computed based on covered earnings multiplied by a total credit percentage. Covered earnings are equal to the average of the highest three of the last five years’ base pay plus short-term incentive, but covered earnings may not exceed the Internal Revenue Service compensation limitations. The total service credit percentage is equal to the sum of the credit percentages based on the following formula — 5% per year of service through age 39, 10% per year of service from age 40 to age 49, and 15% per year of service after age 49. No benefits are available under the Pension Equity Plan until a participant has at least three years of vesting service. Benefits payable under the Pension Equity Plan are paid in periodic installments unless a participant elects a lump sum within sixty days of separation.

Benefits Restoration Plan

The Benefits Restoration Plan is a nonqualified employee pension plan. Benefits under the Benefits Restoration Plan accrue in accordance with the benefit formula of the Pension Equity Plan, but without regard to Internal Revenue Service compensation limitations. No benefits are available until a participant has at least three years of vesting service. Lump sum benefits under the Benefits Restoration Plan will be offset by the benefits under the Pension Equity Plan, but will not be offset by Social Security.

As of December 31, 2011, Messrs. Thayer, Barron and Berardesco and Ms. Hyle were eligible to receive benefits under the Benefits Restoration Plan.  Accrued benefits under the Benefits Restoration Plan for these executives are reported in the Pension Benefits table. Mr. Shattuck is not eligible to receive benefits under the Benefits Restoration Plan because he is vested in the Senior Executive Supplemental Plan described below.

Senior Executive Supplemental Plan

Mr. Shattuck is the only named executive officer who participates in the Senior Executive Supplemental Plan which is a nonqualified pension plan. Under the Supplemental Plan, a participant must be at least age 55 with 10 or more years of vesting service to retire and be entitled to benefits. A participant who experiences an entitlement event is also eligible for benefits. Once a participant becomes entitled to benefits under the Supplemental Plan, benefits are in lieu of any benefits under the Benefits Restoration Plan. Benefits paid upon retirement before age 62 are reduced by 4% per year for early receipt. Mr. Shattuck’s normal retirement annuity benefit under the Supplemental Plan, which is available at age 62 with five or more years of vesting service, will be computed at 60% of covered earnings.  The lump sum value of the benefit is computed as the present value of an annuity that commences on the retirement date using the average of the three monthly 30-year Treasury rates in the quarter that precedes by two the quarter in which the retirement date occurs, less 0.5%. At December 31, 2011, based on his then age of 57 and twelve years and eight months of vesting service, Mr. Shattuck is eligible for benefits under the Supplemental Plan.

Covered earnings under the Supplemental Plan are equal to the average of the highest two of the last five years’ base pay amounts plus the average of the highest two of the last five years’ short-term incentive award amounts and are determined without regard to the Internal Revenue Service compensation limitations.  In February 2011 and again in February 2012, the Compensation Committee considered that under the Senior Executive Supplemental Plan, historically only cash incentives had been included in the computation of plan benefits.  To avoid the negative impact on the calculation of Mr. Shattuck’s supplemental benefit of delivering all or a portion of his short-term incentive awards in fully vested stock units with a sale restriction to further align these awards with shareholder interests, the Committee determined that with respect to all of the 2010 short-term incentive award and $3,000,000 of the 2011 short-term incentive award, the stock units would be included in the computation of his Supplemental Plan benefits.  Mr. Shattuck is required to hold these shares until termination of his employment.

Benefits payable under the Supplemental Plan are paid in periodic installments unless a participant elects a lump sum. Plan participants are entitled to a 50% survivor annuity benefit at no cost, which applies once a participant has vested in the Pension Equity Plan, regardless of whether the participant was eligible to receive a benefit under the Supplemental Plan. The benefits computed under the Supplemental Plan are offset by benefits under the Pension Equity Plan, but are not offset by Social Security.

The table below sets forth the present value of accumulated benefits as of December 31, 2011 for each of the named executive officers under the plans described above.

Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (#)(1) (c)	Present Value of Accumulated Benefit ($)(2) (d)	Payments During Last Fiscal Year ($) (e)
M.A. Shattuck III	Pension Equity Plan	12.7	347,100
	Supplemental Plan		44,301,300
	Total		44,648,400

J. W. Thayer	Pension Equity Plan	9.0	122,500
	Benefits Restoration Plan		562,000
	Total		684,500

H. B. Barron	Pension Equity Plan	3.8	137,800
	Benefits Restoration Plan		632,800
	Total		770,600

C. A. Berardesco	Pension Equity Plan	9.0	269,500
	Benefits Restoration Plan		1,021,500
	Total		1,291,000

K. W. Hyle	Pension Equity Plan	6.2	200,100
	Benefits Restoration Plan		946,500
	Total		1,146,600

Notes to Pension Benefits Table:

(1)         For all named executive officers, credited service is equal to actual years of service with Constellation Energy.

(2)         The present value of Supplemental Plan benefits for Mr. Shattuck was calculated by converting an annuity payable at age 62 (earliest retirement age without reduction to benefit) to a lump sum as of December 31, 2011 using the same assumptions described in Note 7 of Constellation Energy’s 2011 Form 10-K which includes a discount rate of 4.75% and the applicable mortality table pursuant to Internal Revenue Service Notice 2008-85. The Pension Equity Plan and Benefits Restoration Plan benefits are computed as lump sums that are immediately payable and there is no discounting required. However, since the Supplemental Plan benefits are offset for benefits payable from the Pension Equity Plan, the Pension Equity Plan lump sum amount for Mr. Shattuck was projected to age 62 using 4% interest (pursuant to the Pension Equity Plan) and then converted to an annuity using a discount rate of 4.75%.  The current lump sum value payable under the Supplemental Plan is computed as described in Senior Executive Supplemental Plan on page 26.

Nonqualified Deferred Compensation

Constellation Energy sponsors the Nonqualified Deferred Compensation Plan that provides the opportunity for eligible employees, including the named executive officers, to defer certain compensation including base salary and short-term incentive awards. Under the Plan, eligible employees may defer up to 15% of base salary below the Internal Revenue Service compensation limit (applicable to qualified employee 401(k) plans), up to 85% of base salary above the Internal Revenue Service compensation limit and up to 100% of short-term incentives. Under the plan, Constellation Energy matches base salary deferral amounts for salary over the Internal Revenue Service compensation limit using the same matching formula as under the Constellation Energy qualified 401(k) savings plan (match of 50% up to the first 6% of employee salary deferral).

Nonqualified Deferred Compensation Plan participants may elect to invest their plan account balances in investment options that substantially mirror the qualified employee 401(k) plan options. However, unlike the 401(k) plan, there is no option to invest in Constellation Energy common stock in the Nonqualified Deferred Compensation Plan.

Plan participants do not pay income taxes on amounts deferred, company contributions, or earnings thereon, until those amounts are distributed from the Nonqualified Deferred Compensation Plan. A participant’s benefits under the Nonqualified Deferred Compensation Plan always are fully vested and are payable after employment termination. Benefits are paid in a lump sum unless a participant elects annual installments.

The named executive officers’ Nonqualified Deferred Compensation Plan accounts are summarized below:

Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year ($)(1) (b)	Company Contributions in Last Fiscal Year ($)(2) (c)	Aggregate Earnings in Last Fiscal Year ($) (d)	Aggregate Withdrawals/ Distributions During 2011 ($) (e)	Aggregate Balance as of 12/31/2011 ($)(3) (f)
M. A. Shattuck III	63,300	31,650	(61,483)	—	7,584,071
J. W. Thayer	—	—	—	—	—
H. B. Barron	—	—	—	—	—
C. A. Berardesco	14,242	6,104	963	—	226,224
K. W. Hyle	—		—	—	—

Notes to 2011 Nonqualified Deferred Compensation Table:

(1)         For participating executives the total amount of executive contributions are also included in the Salary column of the 2011 Summary Compensation Table.

(2)         Company contributions are also included in the Company Matching Contributions column in footnote 6 to the 2011 Summary Compensation Table.

(3)         All the amounts shown in this column, other than earnings on deferred compensation, were included in compensation amounts reported in this compensation disclosure or in prior years’ proxy statements for those executives who were named executive officers in such prior years.

Potential Post-Employment Payments

Constellation Energy maintains certain plans that provide compensation to named executive officers in the event of a termination of employment or a change in control transaction. Generally under our plans, a change in control is deemed to have occurred upon:

•            a change in the composition of the Board of Directors such that the existing Board or persons who were approved by two-thirds of directors or their successors on the existing Board no longer constitute a majority;

•            the acquisition by a person of 20% or more of Constellation Energy’s voting securities;

•            the completion of certain mergers, consolidations, share exchanges or similar transactions involving Constellation Energy;

•            the completion of the sale of all or substantially all of the assets of Constellation Energy; or

•            the approval by shareholders of a liquidation or dissolution of Constellation Energy.

Employment Termination or Change in Control Scenarios

Voluntary/Involuntary With Cause

There would be no accelerated vesting or incremental payments if the named executive officer separates from service in this manner.

Involuntary Without Cause

Generally, if a named executive officer separates from service in this manner, he or she would receive a cash severance benefit, a pro rata cash payout of his or her short-term incentive award and a pro rata payout of certain outstanding service-based restricted stock and/or performance units. Computation of these benefits is described in more detail beginning on page 30.

Change in Control

No named executive officers are party to a change in control agreement. Pursuant to the terms of Constellation Energy’s long-term incentive plans, vesting of outstanding equity awards will accelerate as described in Treatment of Outstanding Long-Term Incentive Awards on page 30.

Change in Control with Qualifying Termination

Unless otherwise noted below, named executive officers would receive payments pursuant to the change in control provisions contained in benefit plans that address such an event.  In general, under the severance plan named executive officers would receive a cash severance benefit and a pro rata cash payout of their short-term incentive award.  Computation of these benefits is described in more detail below where the applicable provisions of the benefit plans are summarized.  Under the severance plan, executives would also be entitled to a subsidy of COBRA costs for six months, twelve months of outplacement assistance and up to $3,000 in educational assistance.

For each of the named executive officers, long-term incentive award payouts would be made consistent with the provisions described in Treatment of Outstanding Long-Term Incentive Awards on page 30.

Death

Generally, if a named executive officer terminates in this manner, the only incremental payments relate to life insurance benefits and outstanding long-term incentive awards.

Disability

Generally, if a named executive officer terminates in this manner, the only incremental payments relate to disability benefits and outstanding long-term incentive awards.

Normal Retirement

None of the named executive officers were eligible for any enhanced benefits for normal retirement as of December 31, 2011.

Early Retirement

Mr. Shattuck was eligible for early retirement as of December 31, 2011.

Benefit Plan Provisions Related to Employment Termination or Change in Control

Severance Plan

The plan provides a cash severance benefit to employees who are either displaced or relocated equal to two weeks of eligible pay per year of service with a minimum of 26 weeks and a maximum of 52 weeks. Eligible pay includes (i) the named executive officer’s then current weekly base salary, plus (ii) the named executive officer’s average short-term incentive award bonus (calculated as the average of the executive’s two most recent short-term incentive award amounts paid) expressed as a weekly amount. The cash severance benefit is payable in biweekly installments. The plan also provides a continuation of health benefits during the severance period at active employee rates.  All named executive officers become entitled to a severance benefit under this plan upon a qualifying termination which may include a termination following a change in control transaction.  Receipt of these severance benefits is subject to the execution by the executive of a release of claims against Constellation Energy.

Treatment of Outstanding Long-Term Incentive Awards

The named executive officers have outstanding long-term incentive awards under Constellation Energy’s long-term incentive plans. These plans include provisions for treatment of outstanding awards under employment termination or change in control scenarios as summarized below.

Stock Options. Under most termination scenarios, unexercisable (unvested) options would be forfeited and vested options are exercisable for 90 days following termination. In the event of retirement, options continue to vest in accordance with the grant terms and vested options are exercisable until the earlier of five years after the date of retirement or the option term.  Under a change in control with or without a qualifying termination, vesting would accelerate and unvested options would become exercisable.

Service-Based Restricted Stock. Under a termination that is voluntary or involuntary with cause, unvested awards would be forfeited. Under a termination that is involuntary without cause or in the event of retirement, death or disability, awards would vest on a pro rata basis. Under a change in control with or without a qualifying termination, a pro rata portion of the awards would vest immediately.  The unvested portion of the award would remain outstanding in accordance with the original terms of the award.

Performance Units. Under a termination that is voluntary or involuntary with cause, unvested performance units would be forfeited. Under a change in control with or without a qualifying termination, performance units would vest on a pro rata basis based on months during the performance period through the date of change in control and the vested units would be paid out assuming maximum performance.  Additionally, for each named executive officer except Mr. Barron, under an agreement reached between Constellation Energy and Exelon, the unvested 2010-2012 and 2011-2013 performance units that would otherwise have remained outstanding were paid in cash at target in connection with the closing of the merger with Exelon, and no portion of the performance units remain outstanding.  In the event of retirement, a pro rata portion (based on service during the performance period) of the performance unit award will payout at the end of the performance period based on actual performance.  Under a termination that is involuntary without cause, a pro rata portion (based on service during the performance period) of the performance unit award will payout at the end of the performance period based on actual performance but will not exceed the pro rata target amount.  Under other scenarios, performance units would vest on a pro rata basis, but would be paid out assuming target performance if actual performance through the termination date is at or above target.

Supplemental Long-Term Disability Plan

If the named executive officer elects disability insurance coverage under the standard employee disability insurance plan, he or she will be covered under the supplemental long-term disability plan for that part of eligible pay that exceeds $200,000 (which is the maximum eligible pay under the standard employee plan) based on the coverage level in the employee plan. Unlike the employee plan which provides tax-free benefits, the supplemental plan benefit is taxable. The maximum benefit under this plan is capped at $25,000 per month.

In-Service Death Benefit

In addition to the company-paid insurance offered under Constellation Energy’s employee life insurance program (one times base salary), the named executive officers are provided with a supplemental death-related benefit. If a named executive officer’s death occurs while an active employee, a lump sum payment equal to annualized base salary at the time of death grossed-up to cover federal and state income tax withholding will be paid to the executive’s beneficiary.

Supplemental Benefits Plan

Each executive is also entitled to personal financial, tax and estate planning benefits that continue during the year of retirement or death plus the next two calendar years.

The amount of incremental compensation payable to each named executive officer under the employment termination and change in control scenarios is summarized in the following table and unless otherwise noted, is as of December 31, 2011:

Potential Post-Employment Payments

	Cash Severance ($)(1)	Acceleration of Equity Awards ($)(2)	Enhanced Nonqualified Pension ($)	Supplemental Disability Benefits ($)(3)	In Service Death Benefits ($)(4)	Perquisites ($)(5)
M.A. Shattuck III(6)
Voluntary/Involuntary with cause	—	—	—	—	—	—
Involuntary without cause	1,825,000	—	—	—	—	—
Change in Control	—	11,248,992	—	—	—	—
Change in Control with qualifying termination	1,825,000	11,248,992	—	—	—	—
Early Retirement	—	—	—	—	—	45,000
Death	—	4,108,000	—	—	1,300,000	45,000
Disability	—	4,108,000	—	600,000	—	—
J. W. Thayer
Voluntary/Involuntary with cause	—	—	—	—	—	—
Involuntary without cause	741,250	—	—	—	—	—
Change in Control	—	2,517,000	—	—	—	—
Change in Control with qualifying termination	741,250	2,517,000	—	—	—	—
Death	—	981,000	—	—	450,000	30,000
Disability	—	981,000	—	600,000	—	—
H. B. Barron
Voluntary/Involuntary with cause	—	—	—	—	—	—
Involuntary without cause	740,000	273,623	—	—	—	—
Change in Control	—	2,278,467	—	—	—	—
Change in Control with qualifying termination	740,000	2,278,467	—	—	—	—
Death	—	1,567,373	—	—	575,000	45,000
Disability	—	1,567,373	—	—	—	—
C. A. Berardesco
Voluntary/Involuntary with cause	—	—	—	—	—	—
Involuntary without cause	617,500	—	—	—	—	—
Change in Control	—	1,455,364	—	—	—	—
Change in Control with qualifying termination	617,500	1,455,364	—	—	—	—
Death	—	518,550	—	—	460,000	45,000
Disability	—	518,550	—	600,000	—	—
K. W. Hyle
Voluntary/Involuntary with cause	—	—	—	—	—	—
Involuntary without cause	831,250	—	—	—	—	—
Change in Control	—	1,898,789	—	—	—	—
Change in Control with qualifying termination	831,250	1,898,789	—	—	—	—
Death	—	581,250	—	—	450,000	30,000
Disability	—	581,250	—	600,000	—	—

Notes to Potential Post-Employment Payments Table:

(1)         Reflects cash payout of eligible pay calculated pursuant to the severance plan described on page 30.

(2)         For cessation of employment due to death, disability or involuntary termination without cause reflects the value of long-term awards where vesting is accelerated by the triggering event as described beginning on page 30. For stock options, this represents the in-the-money value as of December 31, 2011. For stock awards, this represents the fair market value of shares using $39.67 (closing price per share of Constellation Energy common stock on December 30, 2011).  For change in control scenarios amounts reflect the vesting of awards as of March 12, 2012, the date the merger with Exelon closed.  For stock awards, this represents the fair market value of shares using $36.15 (closing price of Constellation Energy common stock on March 9, 2012, the last trading date before the merger close).  For stock options, this represents the in-the-money value of options that accelerated at the time that the merger with Exelon was completed using the fair market value of $36.15.  Performance units were paid out as described in Treatment of Outstanding Long-Term Incentive Awards on page 30 above.

(3)         Reflects the named executive officer’s estimated supplemental long-term disability benefit that is incremental to the standard employee long-term disability plan and which is capped at $25,000 per month. Value was estimated assuming continuation of eligible pay for 24 months.

(4)        In-service death benefit of one times base salary, as described on page 31.

(5)         Reflects estimate of three years of personal financial, tax and estate planning benefits that may be paid pursuant to the supplemental benefits plan described on page 31.

(6)         On November 1, 2009, based on his age of 55 and his 10 years of service, Mr. Shattuck became eligible for early retirement benefits under the Supplemental Plan and is no longer entitled to any incremental benefits under this plan under any termination scenario.

Director Compensation

Constellation Energy does not pay directors who are also employees of Constellation Energy or its subsidiaries for their service as directors.

In the fall of 2009, the Compensation Committee retained Exequity to benchmark our outside directors’ mix of compensation and amount of each element of compensation to the outside director compensation of various peer groups at the 50th percentile. The peer groups used in benchmarking director compensation are described below.

•                  a peer group of 21 energy companies (Energy Peers) that represents the group of companies that is used by management to evaluate operational and financial performance for non-compensatory purposes:

The AES Corporation	Edison International	PG&E Corporation
Allegheny Energy	Entergy Corporation	PPL Corporation
Ameren Corporation	Exelon Corporation	Progress Energy, Inc.
American Electric Power Company	FirstEnergy Corporation	Public Service Enterprise Group
Dominion Resources, Inc.	Mirant Corporation	Reliant Energy
Duke Energy Corporation	NextEra Energy, Inc.	Sempra Energy
Dynegy Inc.	NRG Energy, Inc	The Southern Company

•                  a peer group of 30 companies from general industry with comparable revenue size (General Industry Peers); representing the 15 S&P 500 companies next larger and the 15 S&P 500 companies next smaller than Constellation Energy in revenues as of the fall of 2009:

Amazon	Exelon	Oracle
Bristol Myers Squibb	Halliburton	Raytheon
BNSF	J.C. Penny	Schering Plough
CIGNA	Kimberly Clark	Staples
Coca Cola Enterprises	Eli Lilly	TJX Companies
DirecTV	McDonalds	Travelers Companies
Express Scripts	Merck	Union Pacific
Fluor	Nike	United States Steel
Goodyear	Nucor	US Bancorp
Google	Occidental Petroleum	Whirlpool

In December 2010, after reviewing the results provided by Exequity from the 2009 benchmarking study, the Board of Directors approved a change in director compensation.  These changes were effective January 1, 2011 and reflect recommendations from Exequity consistent with the benchmarking study.

In 2011, non-employee directors received the following compensation:

•                  $70,000 annual retainer,

•                  $15,000 annual retainer for the audit committee chair and a $10,000 annual retainer for each other Board committee chair,

•                  $20,000 annual retainer for the Lead Director,

•                  $7,500 annual cash retainer for each audit committee member (other than the chair) and a $5,000 annual retainer for each member (other than the chair) of all other Board committees,

•                  a common stock award with a value of approximately $125,000 with a one-year vesting period, which is subject to pro rata forfeiture if board service ceases during the year, and

•                  reasonable travel expenses to attend meetings.

The following table sets forth a summary of the 2011 director compensation:

	Director Compensation
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Option Awards ($) (d)	Non Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)(2)	Total ($) (h)
Anne C. Berzin	77,500	125,078	—	—	—	15,000	217,578
James T. Brady	90,000	125,078	—	—	—	—	215,078
James R. Curtiss	85,000	125,078	—	—	—	—	210,078
Yves C. de Balmann	80,000	125,078	—	—	—	—	205,078
Freeman A. Hrabowski III	90,000	125,078	—	—	—	—	215,078
Nancy Lampton	75,000	125,078	—	—	—	—	200,078
Robert J. Lawless	110,000	125,078	—	—	—	—	235,078
John L. Skolds	82,500	125,078	—	—	—	—	207,578
Michael D. Sullivan	77,500	125,078	—	—	—	—	202,578

Notes to 2011 Director Compensation Table:

(1)         For 2011 this column reflects the aggregate grant date fair value of stock awards granted in 2011 in accordance with FASB ASC Topic 718 and as reported in Note 14 of Constellation Energy’s 2011 Form 10-K, but assuming no forfeitures.

(2)         Includes all contributions made by Constellation Energy to accredited higher education institutions or charitable organizations under Constellation Energy’s matching gift program.

Stock awards granted to directors are fully vested at the end of the year of the grant. Therefore, at December 31, 2011, there are no outstanding unvested equity awards.

Directors have the opportunity to elect to defer some or all of their retainers in deferred stock units or in a cash account, and to defer some or all of their fees in a cash account. Directors may also defer their common stock award in deferred stock units. Deferred stock units are bookkeeping entries that track the performance of Constellation Energy common stock and are not actual shares of stock. The bookkeeping entries reflect Constellation Energy common stock price changes, dividends, stock splits and other capital changes. At the end of their Constellation Energy board service, directors who did not join the board of directors of Exelon following the merger were entitled to receive a distribution of their stock account, which was converted to cash upon the change in control, and their cash account. Constellation Energy directors who joined the Exelon board will be entitled to receive their deferred cash and stock units at the end of their Exelon board service.

Under share ownership guidelines, each non-employee director was required to acquire and maintain holdings of Constellation Energy stock (including deferred stock units) equal to at least five times the annual cash retainer.

All of the current directors were in compliance with the stock ownership requirements as of December 31, 2011.

Report of Compensation Committee

The undersigned, who constituted the Compensation Committee of the Board of Directors of Constellation Energy immediately prior to Constellation Energy’s merger with Exelon Corporation on March 12, 2012, have reviewed and discussed the Compensation Discussion and Analysis beginning on page 3 with management.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Constellation Energy.

Robert J. Lawless, Chairman

Yves C. de Balmann

Freeman A. Hrabowski, III

Compensation Risk Assessment

Constellation Energy conducted a comprehensive analysis of the risk profile of its employee and executive compensation policies and programs, and determined that the risks arising from the compensation policies and programs were not reasonably likely to have a material adverse effect on Constellation Energy. This risk assessment included the following:

•          Participation by Constellation Energy management including the Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, General Counsel and Chief Human Resources Officer.

•          A review of the comprehensive risk assessment by management with the Audit Committee in February 2012.

•          As required by its charter, a review of the comprehensive risk assessment by the Compensation Committee and discussion with management in February 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

As discussed in the Explanatory Note, as a result of the Merger, a change in control of Constellation Energy occurred, and Constellation Energy became a wholly-owned subsidiary of Exelon.  Following the Upstream Merger, the separate existence of Constellation Energy ceased and each share of Constellation Energy common stock issued and outstanding immediately prior to the Upstream Merger was cancelled and retired.  As a result, Constellation Energy has no security owners for which to furnish beneficial ownership information under Item 12.

Equity Compensation Plan Information

The following table reflects Constellation Energy’s equity compensation plan information as of December 31, 2011:

	(a) Number of securities	(b)	(c) Number of securities remaining
Plan Category	to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	available for future issuance under equity compensation plans (excluding securities reflected in item (a))
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	10,122	$41.14	10,144
Equity compensation plans not approved by security holders	534	$44.44	—
Total	10,656	$41.31	10,144

The plans that did not require shareholder approval are the Constellation Energy Group, Inc. 2002 Senior Management Long-Term Incentive Plan, as amended and restated (Designated as Exhibit No. 10(j)) and the Constellation Energy Group, Inc. Management Long-Term Incentive Plan, as amended and restated (Designated as Exhibit No. 10(k)). A brief description of the material features of each of these plans is set forth below.

2002 Senior Management Long-Term Incentive Plan

The 2002 Senior Management Long-Term Incentive Plan became effective May 24, 2002 and authorized the issuance of up to 4,000,000 shares of Constellation Energy common stock in connection with the grant of equity awards. No further awards will be made under this plan. Prior to the Merger, any shares covered by an outstanding award that was forfeited or cancelled, expired or was settled in cash became available for issuance under the shareholder-approved Amended and Restated 2007 Long-Term Incentive Plan.  Shares delivered pursuant to awards under this plan were either authorized and unissued shares or shares purchased on the open market in accordance with the applicable securities laws. Restricted stock, restricted stock units, and performance unit award payouts were accelerated and stock options and stock appreciation rights gains became fully exercisable as a result of the Merger. The plan was administered by Constellation Energy’s Chief Executive Officer.

Management Long-Term Incentive Plan

The Management Long-Term Incentive Plan became effective February 1, 1998 and authorized the issuance of up to 3,000,000 shares of Constellation Energy common stock in connection with the grant of equity awards. No further awards will be made under this plan.  Prior to the Merger, any shares covered by an outstanding award that was forfeited or cancelled, expired or was settled in cash became available for issuance under the shareholder-approved Amended and Restated 2007 Long-Term Incentive Plan.  Shares delivered pursuant to awards under the plan were either authorized and unissued shares or shares purchased on the open market in accordance with applicable securities laws. Restricted stock, restricted stock units, and performance unit award payouts were accelerated and stock options and stock appreciation rights became fully exercisable as a result of the Merger.  The plan was administered by Constellation Energy’s Chief Executive Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Électricité de France

EDF Inc. beneficially owned more than five percent of Constellation Energy’s voting securities prior to the Merger.

On January 16, 2012, Constellation Energy and Exelon, together with two of their subsidiaries, Baltimore Gas and Electric Company and Exelon Energy Delivery Company, LLC, entered into a Settlement Agreement with EDF Inc., a wholly-owned subsidiary of Électricité de France, S.A. (EDF), in which, subject to the consummation of the Merger, the parties agreed to amendments to the operating agreement of Constellation Energy Nuclear Group, LLC, a nuclear joint venture between Constellation Energy and EDF, an existing administrative services agreement and an existing power services agency agreement.  The settlement agreement is summarized in additional detail in Constellation Energy’s Current Report on Form 8-K filed January 19, 2012.

Policy and Procedures with respect to Transactions with Related Persons

Prior to the Merger, Constellation Energy had maintained a Policy and Procedures with respect to Related Person Transactions.  This policy set forth the review and approval requirements for transactions in which Constellation Energy was a participant and any Constellation Energy director, director nominee, executive officer, other employee or greater than 5% beneficial owner of Constellation Energy common stock, or any immediate family member or any affiliated entity of such persons, had a direct or indirect interest.

Pursuant to this policy, any proposed transaction that would require disclosure under the SEC’s related persons transaction disclosure requirements was required to be submitted to the Nominating and Corporate Governance Committee for consideration at the next committee meeting, or, if it was not practicable or desirable to wait until the next meeting, to the Chair of the Nominating and Corporate Governance Committee, who had delegated authority to act between committee meetings.  No member of the Nominating and Corporate Governance Committee was allowed to participate in any consideration or approval of any related person transaction with respect to which such member or any of such member’s immediate family members was the related person.

The Nominating and Corporate Governance Committee or the Chair could approve only those related persons transactions that were in, or were not inconsistent with, the best interests of Constellation Energy and its shareholders, as the Committee or the Chair determined in good faith. In making such a determination, the Nominating and Corporate Governance Committee or the Chair was required to consider all of the relevant facts and circumstances relating to the transaction including, but not limited to, the following:

•          the benefits to Constellation Energy;

•           if the transaction involved a director, a member of the director’s immediate family or entity affiliated with the director, the impact on the director’s independence;

•           the availability of other sources for comparable products or services;

•          the terms of the transaction; and

•          the terms available to unrelated third parties.

If Constellation Energy became aware of an ongoing related person transaction subject to the SEC’s related persons transaction disclosure requirements that was not properly approved, such transaction was required to be submitted to the Nominating and Corporate Governance Committee or the Chair for an evaluation of all the options, including ratification, amendment or termination.  If the related persons transaction had been completed, the Nominating and Corporate Governance Committee or the Chair was required to determine if rescission of the transaction was appropriate and request that Constellation Energy’s chief compliance officer determine the reason the transaction was not properly approved and whether any changes to the related persons transaction approval policy and procedures were recommended.

The Chair was required to report to the Nominating and Corporate Governance Committee at the next Committee meeting any approval made by him pursuant to his delegated authority and the Committee was required to periodically report on its activities pursuant to the policy to the Board of Directors. Annually, the Committee reviewed any previously approved related persons transactions involving executive officers or directors that remained ongoing to determine if it remained in the best interests of Constellation Energy and its shareholders to continue the transaction.

During 2011, there were no transactions with related persons required to be reported under the applicable rules and regulations of the SEC.

Determination of Independence

A majority of Constellation Energy’s directors were required to be independent in accordance with New NYSE listing standards. For a director to have been considered independent, the Board of Directors must have affirmatively determined that such director had no material relationship with Constellation Energy. When assessing the materiality of a director’s relationship with Constellation Energy, the Board of Directors considered the issue from both the standpoint of the director and from that of persons and organizations with whom or with which the director had an affiliation. The Board of Directors adopted standards to assist it in determining if a director was independent in accordance with the NYSE listing standards. For 2011, a director was deemed to have a material relationship with Constellation Energy and was not deemed to be an independent director if:

•          the director was or had been an employee of Constellation Energy or any of its affiliated entities at any time since January 1, 2009, or an immediate family member of the director was or had been an executive officer of Constellation Energy or any of its affiliated entities at any time since January 1, 2009; provided that employment of a director as an interim chairman of the Board of Directors or chief executive officer or other executive officer of Constellation Energy did not disqualify such director from being considered independent following termination of that employment;

•          the director or an immediate family member was a current partner of a firm that was Constellation Energy’s internal or external auditor;

•          the director was a current employee of a firm that was Constellation Energy’s internal or external auditor;

•          the director had an immediate family member who was a current employee of a firm that was Constellation Energy’s internal or external auditor and personally worked on Constellation Energy’s audit;

•          the director or an immediate family member was at any time since January 1, 2009 (but later ceased to be) a partner or employee of a firm that was Constellation Energy’s internal or external auditor and personally worked on Constellation Energy’s audit within that time;

•          the director or an immediate family member, was, or had been at any time since January 1, 2009, employed as an executive officer of another company where any of Constellation Energy’s present executive officers at the same time served on that company’s compensation committee;

•          the director was a current executive officer or employee, or an immediate family member was a current executive officer, of another company that made payments to, or received payments from (other than contributions to tax exempt organizations), Constellation Energy for property or services in an amount which, in any of the other company’s last three fiscal years, exceeded the greater of $1.0 million or 2% of such other company’s consolidated gross revenues; or

•          the director had received, or had an immediate family member who had received, during any twelve-month period since January 1, 2009, more than $120,000 in direct compensation from Constellation Energy, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation was not contingent in any way on continued service); provided, however, that (i) compensation received by a director for former service as an interim chairman or chief executive officer or other executive officer was not considered and (ii) compensation received by an immediate family member for service as an employee of Constellation Energy (other than an executive officer) was not considered.

Each individual who served as a member of the Board of Directors during 2011 had no material relationship with Constellation Energy and was independent under NYSE listing standards other than Mr. Shattuck, who was the chief executive officer of Constellation Energy.

Item 14. Principal Accountant Fees and Services

Below is a breakdown of fees paid to PricewaterhouseCoopers LLP in 2010 and 2011:

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2010	$10,876,766	$1,023,781	$185,000	$152,077
2011	$12,117,082	$665,903	$24,500	$20,987

For 2011 and 2010, the Audit-Related Fees category includes fees incurred in connection with other services related to our annual audit and interim reviews including services relating to BGE regulatory matters, and attest services not required by statute or regulation. In 2010, this category included fees for services associated with the evaluation of the internal control over financial reporting regarding certain system implementations and an employee savings plan audit.

The Tax Fees category consists of fees incurred in connection with the preparation or review of original or amended state and federal tax returns.

The All Other Fees category consists of fees incurred in connection with certain software subscriptions in 2011 and 2010. In 2010, this category also included fees associated with review of certain components of Constellation Energy’s organizational structure.

Additionally, in 2011 and 2010, approximately $107,000 and $74,000, respectively, of fees were incurred in connection with audits of employee benefit plans, which were paid by the benefit plan trusts and not included in the table above.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee was responsible for the appointment, compensation, and oversight of the work of Constellation Energy’s independent registered public accounting firm. As part of this responsibility, the Audit Committee adopted an Audit and Non-Audit Pre-Approval Policy, which set forth the procedures and the conditions pursuant to which services proposed to be performed by the independent registered public accounting firm were required to be approved. All services to be provided by the independent registered public accounting firm as well as the related fees were required to be pre-approved by the Audit Committee and all such services and fees were pre-approved in 2010 and 2011. The Chairman of the Audit Committee was delegated the authority to specifically pre-approve services, for which the pre-approval was subsequently reviewed with the Committee. In no event was pre-approval authority allowed to be delegated to Constellation Energy management. In the course of carrying out its responsibilities, the Audit Committee considered whether services proposed to be performed by the independent registered public accounting firm were consistent with the rules promulgated by the SEC on auditor independence. The Audit Committee also considered the independent registered public accounting firm’s familiarity with Constellation Energy’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance Constellation Energy’s ability to manage or control risk or improve audit quality.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as a part of this Report:

Exhibit Number
31(e)	Certification of President and Chief Executive Officer of Exelon Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(f)	Certification of Executive Vice President and Chief Financial Officer of Exelon Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXELON CORPORATION,
as successor to Constellation Energy Group, Inc.
(REGISTRANT)

Date: April 27, 2012	By	/s/ Jonathan W. Thayer
Jonathan W. Thayer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
31(e)	Certification of President and Chief Executive Officer of Exelon Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(f)	Certification of Executive Vice President and Chief Financial Officer of Exelon Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.